Form 10-Q
period 2024-09-30
BIONOMICS LIMITED/FI
filed 2024-11-14
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41157

BIONOMICS LIMITED

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 Greenhill Road
Eastwood, SA
Australia	5063
(Address of principal executive offices)	(Zip Code)
+61 8 8150 7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares	BNOX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The American Depositary Shares represent the registrant’s ordinary shares trading on The Nasdaq Global Market, with each ADS representing 180 Ordinary Shares. As of October 31, 2024, the registrant had 3,514,922,864 ordinary shares, no par value per share, issued and outstanding.

i

Basis of Presentation

Bionomics Limited (“Bionomics”) is an Australian company that was incorporated in 1996 and, until June 30, 2024, qualified as a “foreign private issuer” (as defined in Rule 405 under the U.S. Securities Act of 1933). On July 1, 2024, Bionomics began reporting as a domestic issuer under the U.S. Securities Exchange Act of 1934, including the preparation of an annual report on Form 10-K and quarterly reports on Form 10-Q.

Unless otherwise indicated or the context implies otherwise:

•
“we,” “us,” or “our” refers to Bionomics Limited, an Australian corporation, and its consolidated subsidiaries;
•
“shares” or “ordinary shares” refers to our ordinary shares;
•
“ADSs” refers to American Depositary Shares, each of which represents 180 ordinary shares; and
•
“ADRs” refers to American Depositary Receipts, which evidence the ADSs.

We use our registered and unregistered trademarks, including Bionomics™, in this this Quarterly Report on Form 10-Q (the “Quarterly Report”). This Quarterly Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Our reporting and functional currency is currently the U.S. dollar and was previously the Australian dollar. All references to “$” and “US$” in this Quarterly Report mean U.S. dollars. All references to “A$” in this Quarterly Report mean Australian dollars.

Our fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.

Unless otherwise indicated, the condensed consolidated financial statements and related notes incorporated by reference in this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in U.S. dollars.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this report with the Securities and Exchange Commission (the “SEC”) and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, without limitation, statements about the following:

•
our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
•
our lack of operating history and need for additional capital;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;
•
the timing and focus of our clinical trials and preclinical studies, and the reporting of data from those trials and studies;
•
our plans relating to commercializing any product candidates, including the geographic areas of focus and sales strategy;
•
the market opportunity and competitive landscape for our product candidates, including our estimates of the number of patients who suffer from the conditions we are targeting;
•
the success of competing therapies that are or may become available;
•
our estimates of the number of patients that we will enroll in our clinical trials;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•
the timing of initiation and completion, and the progress of our drug discovery and research programs;
•
the timing or likelihood of regulatory filings and approvals for our product candidates for various diseases;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our plans relating to the development of our product candidates, including additional indications we may pursue;
•
existing regulations and regulatory developments in the United States, Australia, Europe and other jurisdictions;
•
risks associated with any pandemic that could adversely impact our preclinical studies and clinical trials;
•
our plans and ability to obtain, maintain, protect and enforce our intellectual property rights and our proprietary technologies, including extensions of existing patent terms where available;
•
our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
our plans regarding any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
our estimates regarding expenses, future revenue, capital requirements, and the impact of a fluctuating currency exchange on these estimates;
•
our financial performance;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our anticipated use of our existing resources;
•
cybersecurity risks and any failure to maintain the confidentiality, integrity and availability of our computer hardware, software and internet applications and related tools and functions; and
•
other risks and uncertainties, including those listed under “Risk Factors.”

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2024 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respect from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Bionomics Limited

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$8,082,410	$12,608,109
Accounts receivable, non-trade	115,960	126,884
Prepaid insurance expense	231,108	458,765
Total current assets	8,429,478	13,193,758
Property and equipment, net	1,964	1,994
Intangible assets, net	5,301,839	5,467,522
Operating lease right-of-use assets	197,447	216,975
Restricted cash	82,491	78,826
Goodwill	8,903,988	8,690,018
Total assets	$22,917,207	$27,649,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,325,994	$2,243,662
Accrued expenses and other current liabilities	1,095,838	1,463,421
Operating lease liability	129,881	121,990
Total current liabilities	2,551,713	3,829,073
Operating lease liability, net of current portion	89,469	117,628
Contingent consideration	679,313	587,762
Deferred tax liability	831,324	963,540
Accompanying warrants liability	1,691,587	4,657,832
Other non-current liabilities	3,437	2,886
Total liabilities	5,846,843	10,158,721
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, no par value; 3,117,662,864 and 2,384,539,964 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	-	-
Additional paid-in capital	198,280,436	198,481,038
Accumulated other comprehensive loss, net of tax	(2,428,214)	(3,013,595)
Accumulated deficit	(178,781,858)	(177,977,071)
Total shareholders’ equity	17,070,364	17,490,372
Total liabilities and shareholders’ equity	$22,917,207	$27,649,093

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Bionomics Limited

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	For the three months ended September 30,
	2024	2023
Operating expenses:
Research and development	$1,900,903	$3,088,229
General and administrative	1,666,824	2,379,378
Total operating expenses	3,567,727	5,467,607
Loss from operations	(3,567,727)	(5,467,607)
Other income (loss):
Interest income, net	36,096	86,439
(Loss) gain on foreign currency translation	(280,037)	(1,635)
Gain (loss) on fair value adjustments	2,874,694	(124,558)
Total other income (loss)	2,630,753	(39,754)
Loss before income tax expense	(936,974)	(5,507,361)
Income tax benefit	132,187	34,793
Net loss	(804,787)	(5,472,568)
Other comprehensive loss:
Unrealized gain (loss) on foreign currency translation	585,381	(63,469)
Total other comprehensive loss:	585,381	(63,469)
Comprehensive loss	$(219,406)	$(5,536,037)

Net loss per share —basic and diluted	$(0.00)	$(0.00)
Weighted-average common shares outstanding—basic and diluted	2,808,140,743	1,495,995,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Bionomics Limited

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Ordinary Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	2,384,539,964	$-	$-	$198,481,038	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	733,122,900	-	-	409	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	3,117,662,864	$-	$-	$198,280,436	$(2,428,214)	$(178,781,858)	$17,070,364

Balance at June 30, 2023	1,468,735,424	$-	$-	$187,554,251	$(3,058,783)	$(162,484,905)	$22,010,563
Issuance of ADS shares, net of issuance costs of $0.5 million	378,155,880	-	(5,648,976)	6,261,514	-	-	612,538
Share-based compensation	-	-	-	140,448	-	-	140,448
Other comprehensive loss	-	-	-	-	(63,469)	-	(63,469)
Net loss	-	-	-	-	-	(5,472,568)	(5,472,568)
Balance at September 30, 2023	1,846,891,304	$-	$(5,648,976)	$193,956,213	$(3,122,252)	$(167,957,473)	$17,227,512

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Bionomics Limited

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(804,787)	$(5,472,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	26,736	132,739
Depreciation and amortization expense	165,713	165,909
Non-cash rent expense	19,528	36,166
Change in fair value of accompanying warrant liability	(2,966,245)	-
Change in fair value of contingent consideration	91,551	124,558
Effect of foreign currency remeasurement	233,044	67,319
Changes in assets and liabilities:
Accounts receivable, non-trade	10,924	(16,252)
Prepaid insurance expense	227,657	427,316
Accounts payable	(917,668)	880,613
Accrued expenses and other current liabilities	(367,583)	(704,745)
Operating lease liabilities	(20,268)	(36,393)
Deferred tax liability	(132,216)	(34,793)
Other non-current liabilities	551	331
Net cash used in operating activities	(4,433,063)	(4,429,800)
Cash flows from financing activities:
Issue costs associated with ADS shares and ADS pre-funded warrants	(227,747)	-
Proceeds from the exercise of pre-funded ADS warrants	409	-
Proceeds from the sale of ADS shares, net	-	6,261,514
Stock issued pursuant to a subscription receivable	-	(5,648,976)
Net cash (used in) provided by financing activities	(227,338)	612,538
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	138,367	(152,773)
Net decrease in cash, cash equivalents, and restricted cash	(4,660,401)	(3,817,262)
Cash, cash equivalents, and restricted cash, beginning of period	12,686,935	12,181,944
Cash, cash equivalents, and restricted cash, end of period	$8,164,901	$8,211,909

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,082,410	$8,135,059
Restricted cash	82,491	76,850
Total cash, cash equivalents, and restricted cash	$8,164,901	$8,211,909

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Bionomics Limited

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2024, the Company had working capital of $5.9 million, an accumulated deficit of $178.8 million, and cash and cash equivalents of $8.1 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company incurred net losses of $0.8 million for the three months ended September 30, 2024 and $15.5 million for the year ended June 30, 2024. The Company also used $4.4 million of cash for operating activities during the three months ended September 30, 2024. Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents, combined with its existing ATM facility, will be sufficient to continue funding its development activities into late in the first quarter of fiscal year 2026, which is less than twelve months from the date these condensed consolidated financial statements are issued. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of ordinary shares in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of September 30, 2024 and for the three months ended September 30, 2024, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on September 30, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of September 30, 2024, results of its operations for the three months ended September 30, 2024, stockholders’ equity for the three months ended September 30, 2024, and cash flows for the three months ended September 30, 2024, have been made. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2025.

The Company has historically been classified as a foreign private issuer (“FPI”). However, as of December 31, 2023, the Company determined that it no longer satisfied the criteria to be considered an FPI. As such, beginning on July 1, 2024, the Company was required to begin utilizing the SEC’s domestic reporting forms and apply U.S. GAAP as its accounting framework. There were no material adjustments required as a result of this adjustment to retrospectively apply U.S. GAAP to the accompanying condensed consolidated financial statements. Another requirement of utilizing the SEC’s domestic reporting forms is a requirement to use the U.S. dollar as the reporting currency. These consolidated financial statements reflect the change in reporting currency to the U.S. dollar applied retrospectively. References to “$” are U.S dollars and references to “A$” are to Australian dollars.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses, and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s collaboration agreements, the collectability of receivables, impairment evaluation for goodwill and intangible assets, and the fair values of contingent consideration and warrants. Actual results may differ from such estimates.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended September 30, 2024, as compared to those identified in the fiscal 2024 Annual Report.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$679,313	$679,313
Accompanying warrants liability	-	-	1,691,587	1,691,587
Total liabilities measured at fair value	$-	$-	$2,370,900	$2,370,900

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$587,762	$587,762
Accompanying warrants liability	-	-	4,657,832	4,657,832
Total liabilities measured at fair value	$-	$-	$5,245,594	$5,245,594

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at September 30, 2024 and June 30, 2024 are contingent consideration and the accompanying warrant liability. The value of financial assets and other financial liabilities approximate their fair value. The following table gives information about how the fair value of the financial liability is determined.

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

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, each for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Change in fair value	91,551	(2,966,245)
Balance at September 30, 2024	$679,313	$1,691,587

Contingent Consideration in a Business Combination
Balance at June 30, 2023	$2,456,199
Change in fair value	(124,558)
Balance at September 30, 2023	$2,331,641

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 4. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	September 30,	June 30,
	2024	2024
Research and development incentives receivable	$100,625	$96,154
GST receivables	14,059	30,444
Interest receivable	1,276	286
Total accounts receivable, non-trade	$115,960	$126,884

Note 5. Leases

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

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term:

September 30,
2024
Remainder of 2025	$145,186
2026	182,584
Remaining lease payments	327,770
Less: effect of discounting	(108,420)
Present value of lease liability	$219,350

Current operating lease liabilities	$129,881
Non-current operating lease liabilities	89,469
Total	$219,350

The discount rate associated with the Company’s operating lease is 3.5% and the weighted average remaining lease term is approximately 1.8 years.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss):

	Three months ended September 30,
	2024	2023
Operating lease costs
Research and development	$14,313	$13,996
General and administrative	16,121	15,724
Total	$30,434	$29,720

Note 6. Goodwill

The following table summarizes changes in the carrying value of goodwill for the three months ended September 30, 2024 and 2023:

Carrying amount at June 30, 2024	$8,690,018
Foreign currency exchange differences	213,970
Carrying amount at September 30, 2024	$8,903,988

Carrying amount at June 30, 2023	$8,694,186
Foreign currency exchange differences	(119,490)
Carrying amount at September 30, 2023	$8,574,696

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit. There were no impairment indicators identified by the Company at September 30, 2024.

Note 7. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology, and is carried at its cost as at its date of acquisition, less accumulated amortization.

Cancer Stem Cell Technology
Carrying amount at June 30, 2024	$5,467,522
Amortization expense	(165,683)
Carrying amount at September 30, 2024	$5,301,839

Carrying amount at June 30, 2023	$6,130,253
Amortization expense	(165,683)
Carrying amount at September 30, 2023	$5,964,570

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straight line basis over its estimated useful life of 20 years. There is currently no internally generated intellectual property that has been capitalized.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	June 30,
	2024	2024
Salary and benefits	$719,235	$648,858
Insurance	78,649	311,172
Professional and consulting fees	229,988	297,780
Research and development expenses	-	134,910
EDA Loan	34,660	33,120
Other	33,306	37,581
Total accrued expenses and other current liabilities	$1,095,838	$1,463,421

Note 9. Share Based Compensation

Equity awards for executives and employees have been and are provided by a combination of equity plans that may include the:

•
Employee Share Plan (the “A$1,000 Plan”);
•
Employee Share Option Plan (“ESOP”); and
•
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

Employee Share Plan

The objective of the A$1,000 Plan is to assist Management in the attraction and retention of employees, and to provide encouragement to become shareholders. An annual allocation of up to A$1,000 of shares may be granted and taxed on a concessional basis. No shares were issued to employees under the A$1,000 Plan during the three months ended September 30 2024 and 2023, respectively.

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

The following table summarizes employee and non-employee share option activity for the three months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of June 30, 2024	110,449,330	A$0.12	4.18	-
Lapsed	(13,015,000)	A$0.01
Outstanding as of September 30, 2024	97,434,330	A$0.13	4.74	-
Options exercisable as of September 30, 2024	79,909,138	A$0.16	5.29	-

As of September 30, 2024, there was less than $0.1 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 1.2 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

During the three months ended September 30, 2024 and 2023, the Company recognized total share-based compensation expense of less than $0.1 million and $0.1 million, respectively, substantially all of which was recorded as general and administrative expense in each period. There were no equity awards issued during the three months ended September 30, 2024 or 2023, respectively.

Note 10. Warrants

The following table summarizes warrant activity for the three months ended September 30, 2024:

	Number of ADS Warrants (1)	Weighted Average Exercise Price USD
Balance at June 30, 2024	18,932,477	$0.66
Exercised	(4,072,905)	$-
Balance at September 30, 2024	14,859,572	$0.84

(1)
Each ADS warrant converts into ordinary shares at a conversion ratio of 1:180.

The classification, expiration date, and exercise price of individual warrants at September 30, 2024 are as follows:

	Number of ADS Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 pre-funded ADS warrants	2,207,000	$0.0001	No expiry	Equity
2024 accompanying ADS warrants	12,652,572	$0.99	June 2029	Liability

14,859,572 ADS warrants were vested and exercisable at September 30, 2024.

The pre-funded ADS warrants have no expiry associated with them. The weighted average remaining contractual life of the accompanying ADS warrants outstanding at September 30, 2024 is 4.68 years.

Note 11. Ordinary shares

During the three months ending September 30, 2023, the Company issued 2,100,866 ADS', representing 378,155,880 ordinary shares, for gross proceeds of $6,7 million net of issuance costs of $0.5 million. 1,508,727 of the ADS's were issued subject to a subscription agreement which settled on October 3, 2023 when the Company received the remaining $5.6 million.

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate ("ETR") based on the projected income for its entire fiscal year and records a provision or benefit for income taxes quarterly, based on the estimated annual effective income tax rate. Our ETR from continuing operations was 14.1% for the three months ended September 30, 2024 and 0.6% for the three months ended September 30, 2023. The Company recognized a tax benefit of $132,187 for the period ending September 30, 2024 and a tax benefit of $34,793 for the period ending September 30, 2023.

Note 13. Loss per Share

The following potential ordinary shares are anti-dilutive and are therefore excluded from the weighted average number of ordinary shares for the purposes of diluted loss per share.

	September 30,
	2024	2023
Options to purchase common stock	97,434,330	117,196,315
Warrants to purchase common stock	14,859,572	—

Note 14. Related Party Transactions

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

WG Partners LLP

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to Bionomics. David Wilson, a director of Bionomics, is the Chairman and Chief Executive Officer of WG Partners. Under the agreement, Bionomics must pay to WG Partners a monthly fee of $15,000 and commission of up to 5% of any fundraising proceeds attributable to this relationship. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three-month period ended September 30, 2024, Bionomics paid WG Partners $59,841 for its services under terms and conditions that are on an arms-length basis.

Note 15. Contingent Consideration

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in USD dollars, the liability increased by approximately $0.1 million during the three months ended September 30, 2024. Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech Pty Ltd (“Carina”).

The guidance in ASC 805, Business Combinations, requires an acquirer to recognize contingent consideration obligations as of the acquisition date at fair value as part of the consideration transferred in exchange for the acquired business. Subsequent changes in the fair value are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss (see Note 3).

Note 16. Commitments and Contingencies

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

Depositary Agreement with Citibank

As a result of the Company planning to affect a redomiciliation by a scheme of arrangement under Part 5.1 of the Australian Corporations Act which would change the jurisdiction of the holding company of the Bionomics Group from Australia to the United States, we will terminate the ADR Depositary Agreement with Citibank. We may be required to pay significant additional fees for the withdrawal or termination of this program and are not able to estimate what those fees will be.

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 14, 2024 and has concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except as follows:

On October 24, 2024, in connection with the Company’s June 4, 2024 private placement offering of ADS’, pre-funded warrants and an accompanying warrants (the “June 2024 Offering”), Armistice Capital LLC (the investor, “Armistice”) provided a notice to the Company in connection with its exercise of its pre-funded warrants to purchase 1,450,000 ADSs (represented by 261,000,000 Ordinary Shares underlying the pre-funded warrants). Following this exercise, there remained 757,000 exercisable pre-funded ADS warrants. The underlying pre-funded ADS warrants were previously registered for resale on Form F-1 with the SEC. On October 25, 2024. Armistice provided notice to the Company in connection with its exercise of its pre-funded warrants to purchase 757,000 ADSs (represented by 136,260,000 Ordinary Shares underlying the warrant). Following this exercise, there remains no exercisable pre-funded ADS warrants related to the Offering. The underlying pre-funded ADS warrants were previously registered for resale on Form F-1 with the SEC. The Company plans to file a resale registration statement on Form S-3 for purposes of covering the resale, if any, of the cash exercise warrants issued in the private placement. No cash warrants have been exercised to date.

During October 2024, Carina Biotech (“Carina”) made a milestone payment to the Company in the gross amount of A$1,000,000 under the terms of the November 2020 agreement we had entered into with them whereby we had exclusively licensed BNC101 to Carina for the development of CAR-T therapeutics, in return for milestones and royalties or a percentage of the out-licensed revenues. As a result of the acquisition of Eclipse Therapeutic, Inc (“Eclipse”) during the year ended June 30, 2013, the Company is obligated to remit to Eclipse 20% of the proceeds received from Carina, or A$200,000, in compliance with the merger agreement.

There are no other matters or circumstances that have arisen since the end of the financial year which significantly affect or may significantly affect the results of the operations of the Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2024 ("Form 10-K") and in this report, as well as disclosures in this report and our other reports filed with the Securities and Exchange Commission ("SEC"), for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We were incorporated in 1996, completed our initial public offering and listing of ordinary shares on the ASX in 1999 and completed our initial public offering and listing of our ADSs on the Nasdaq Global Market in 2021. On July 25, 2023, we requested to be delisted from the official list of the ASX, which became effective August 28, 2023 and, as a result, our ordinary shares are no longer quoted or traded on the ASX.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2024, our operations have been financed primarily by aggregate net proceeds of $191.5 million from the sale and issuances of our equity, $13.5 million in the form of an upfront payment, research funding and a milestone payment from the 2014 MSD License Agreement, and $66.8 million from Australian research and development credits and government grants and assistance.

Since inception, we have had significant operating losses. Our net loss after tax was $0.8 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $178.8 million and cash and cash equivalents of $8.1 million.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements included in this Quarterly Report on Form 10-Q are issued. The Company incurred net losses of $0.8 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. The Company also used $4.4 million of cash for operating activities during each of the three months ended September 30, 2024 and 2023.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents, combined with its existing ATM facility, will be sufficient to continue funding its development activities into late in the first quarter of fiscal year 2026, which is less than twelve months from the date these condensed consolidated financial statements are issued. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements.

Recent Developments

On October 1, 2024, Bionomics Limited, an Australian corporation (“Bionomics”), and Neuphoria Therapeutics Inc., a Delaware corporation (“Neuphoria”), entered into a Scheme Implementation Agreement to re-domicile from Australia to the U.S. state of Delaware pursuant to a Scheme of Arrangement under Australian law. Upon completion of the Scheme of Arrangement, Bionomics would become a wholly-owned subsidiary of Neuphoria.

Under the Scheme of Arrangement:

•
holders of ordinary shares in Bionomics will receive one share of common stock in Neuphoria for every 2,160 ordinary shares of Bionomics held as of record date; and
•
holders of American Depositary Shares (“ADSs”) of Bionomics will receive one share of common stock in Neuphoria for every 12 ADSs held in Bionomics as of the record date.

The implementation of the Scheme of Arrangement is subject to customary conditions, including the approval of Bionomics shareholders and an Australian court as well as other regulatory approvals. Details of the terms and conditions are set out in the Scheme Implementation Agreement, which is indexed as Exhibit 2.1 to this Quarterly Report.

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

In September 2014, we entered the 2014 MSD License Agreement to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Pursuant to the 2014 MSD License Agreement, we received upfront payments totaling A$20 million, and another A$10 million in February 2017 when the first compound from the collaboration entered Phase 1 clinical trials and we are eligible to receive up to an additional A$465 million in milestone payments for achievement of certain development and commercial milestones. Further, MSD is obligated to pay us tiered royalties in the mid-single digit to low sub-teen double digit percentage range on net sales of the licensed products, subject to reduction upon certain events.

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000.

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

•
personnel costs, which include salaries, benefits and share-based compensation;
•
expenses incurred under agreements with outside consultants and advisors, including their fees and related travel expenses; and

•
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

Substantially all our direct research and development expenses in the three months ended September 30, 2024 and 2023 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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

•
successful completion of our planned Phase 3 clinical trials in SAD and PTSD;
•
successful completion of preclinical studies and of clinical trials for BNC210 and our other current product candidates and any future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, or other regulatory agencies, of the IND applications, clinical trial applications and/or other regulatory filings for BNC210, our other current product candidates and any future product candidates;
•
expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•
successful application for and receipt of marketing approvals from applicable regulatory authorities;
•
obtainment and maintenance of regulatory exclusivity for our product candidates;
•
arrangements with third-party manufacturers for, or establishment of, commercial manufacturing capabilities;
•
establishment of sales, marketing and distribution capabilities and successful launch of commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•
acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies;
•
obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•
obtainment, maintenance, enforcement, defense and protection of our rights in our intellectual property portfolio;
•
avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights; and
•
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

•
personnel costs, which include salaries, benefits and share-based compensation;
•
expenses incurred under agreements with outside consultants and advisors, including their fees and related travel expenses;
•
filing and maintenance of patents and intellectual property rights;
•
costs relating to audit, tax and regulatory compliance; and
•
other expenses, including facilities costs, legal fees and insurance.

Other Income

Other income consists of net interest income, foreign currency gains and losses, fair value adjustments, and other gains and losses.

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the three months ended September 30, 2024 and 2023, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the three months ended September 30, 2024, and 2023, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the Three Months ended September 30, 2024 and 2023

	Fiscal Three months ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Research and development	$(1,900,903)	$(3,088,229)	$(1,187,326)	(38.4)%
General and administrative	(1,666,824)	(2,379,378)	(712,554)	(29.9)%
Other income	2,630,753	(39,754)	2,670,507	6,717.6%
Loss before income taxes	$(936,974)	$(5,507,361)

Research and Development Expenses

Our research and development activities in the three months ended September 30, 2024 and 2023 were principally focused on the advancement of BNC210. The decrease in the three months ended September 30, 2024 of approximately $1.2 million, as compared to the three months ended September 30, 2023, was primarily due to decreased expenditures associated with the PTSD ATTUNE clinical trial, which started during July 2021, the SAD PREVAIL clinical trial, which started during February 2022, and work in relation to preparation for an End-of-Phase 2 meeting with the FDA to discuss our Phase 3 clinical program in SAD.

In the three months ended September 30, 2024, approximately 67% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the three months ended September 30, 2024, approximately 18% was attributable to PSTD ATTUNE and 49% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.7 million decrease in general and administrative expenses during the three months ended September 30, 2024, as compared to the same period ended in 2023 was due to decreases in headcount-related costs of $0.1 million resulting from normal turnover in personnel, decreased insurance expense in the current year of $0.2 million, and decreased administrative costs associated with our delisting from the ASX of $0.4 million during the three months ended September 30, 2023.

Other Income

The net increase in other income of $2.7 million for three months ended September 30, 2024, as compared to the same period ending in 2023, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $2.9 million, partially offset by a decrease in interest income of approximately $0.1 million combined with losses on foreign currency transactions of approximately $0.3 million.

Off-Balance Sheet Arrangements

We did not have during the three months ended September 30, 2024, nor we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of September 30, 2024, we had cash and cash equivalents of $8.1 million and an accumulated deficit of $178.8 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

Comparison of the Three Months ended September 30, 2024 and 2023

	Fiscal Three months ended September 30,
	2024	2023
Net cash used in operating activities	$(4,433,063)	$(4,429,800)
Net cash (used in) provided by financing activities	(227,338)	612,538
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(4,660,401)	$(3,817,262)

Operating Activities

The net cash used in operating activities for each of the three months ended September 30, 2024 and 2023 was approximately $4.4 million. The $4.6 million decrease in net loss combined with the $0.2 million effect of the remeasurement of intercompany accounts during the three months ended September 30, 2024, as compared to the same period ended September 30, 2023, was offset by a $0.1 million decrease in share based compensation combined with the realization of a $2.9 million change in the fair value of the accompanying warrants and a $1.7 million increase in cash used for working capital.

Investing Activities

There were no transactions categorized as investing activities during either of the three months ended September 30, 2024 or 2023.

Financing Activities

Financing activities in the three months ended September 30, 2024 represent trailing equity issue costs associated with our June 2024 offering of ADS shares, pre-funded ADS warrants, partially offset by the exercise of pre-funded ADS warrants.

Financing activities in the three months ended September 30, 2023 represent the issuance of ADS shares, net of a stock subscription receivable of $5.6 million and issue costs of $0.5 million. Cash proceeds of $5.6 million were received on October 3, 2023 in full satisfaction of the stock subscription receivable.

In May 2023, the Company announced the establishment of an “at-the-market” program (the “ATM Program”) with Cantor Fitzgerald & Co. (“Cantor”) as sales agent. Under the ATM Program, the Company may offer and sell up to $11.5 million of ordinary shares in the form of ADSs, with each ADS representing 180 fully paid ordinary shares, through Cantor. Sales of ADSs under the ATM Program may be made from time to time, with the timing and amount of any sales to be determined by Bionomics based on a variety of factors. Bionomics may determine to sell some, all, or none of the ADSs under the ATM Program and may terminate the ATM Program at its discretion. Bionomics, through Cantor, may sell ADSs by any lawful method deemed to be an “at-the-market offering”. Sales made through the ATM Program may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices. As a result, actual sales prices may vary. We currently intend to use the net proceeds from the ATM, together with its existing cash and cash equivalents, to fund our pipeline development, to maintain working capital, and for general corporate purposes. We have not issued any ADSs under the ATM program during the three months ended September 30, 2024.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, combined with our existing ATM facility, will be sufficient to continue funding our development activities through late in the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities. Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024.

Risks Related to Our Financial Condition and Capital Requirements

Sales of ADSs issuable upon exercise of the Warrants and other derivative securities could cause the market price of our ADSs to decline.

If we issue warrants, then such warrants will entitle the holder to receive additional securities from us, diluting your ownership interest. For example, in the private placement offering we consummated on June 3, 2024, the warrants issued in the first tranche of that offering entitles the investor to purchase up to 18,932,477 ADSs, of which 6,279,905 have been issued as of the date of this quarterly report. The sale of additional ADSs, or the perception that such sales could occur, could cause the market price of our ADSs to decline or become more volatile.

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

The first tranche of the private placement involved the issuance of 1,296,486 ADSs and a Pre-Funded Warrant to purchase up to 6,279,905 ADSs as well as an Accompanying Warrant to purchase up to 12,652,572 ADSs at an exercise price of US$0.99 per ADS (or pre-funded warrants in lieu thereof). Under the terms of the Securities Purchase Agreement and the Warrants, Armistice may not beneficially own more than 9.9% of our outstanding ordinary shares at any one time. Since July 1, 2024, all of the first tranche Pre-Funded Warrant have been exercised and 6,279,905 ADS’ have been issued thereunder.

The second tranche of the private placement is subject to the satisfaction of regulatory milestones that, if achieved, would involve the purchase by Armistice of up to an additional US$25.0 million of ADSs (or pre-funded warrants in lieu thereof) from Bionomics at US$0.99 per ADS. The second tranche milestones are the earlier of (i) receipt of formal written correspondence by Bionomics from the FDA following planned interactions with the FDA regarding the outcomes of the end-of-phase meeting 2 and breakthrough designation status for BNC210 for PTSD or (ii) December 31, 2024. In September 2024, the FDA rejected our initial application for breakthrough designation and, as a result, we believe it is unlikely that the second tranche will be exercised by or before its expiration on December 31, 2024.

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

ADS holders do not hold ordinary shares directly and, as such, are subject to, among others, the following additional risks:

• we do not treat our ADS holders as one of our shareholders and they are not able to exercise shareholder rights, except through the American Depositary Receipt (“ADR”) depositary as permitted by the deposit agreement;

• distributions on the ordinary shares represented by our ADSs will be paid to the ADR depositary, and before the ADR depositary makes a distribution to ADS holders on behalf of their held ADSs, any withholding taxes that must be paid will be deducted. Additionally, if the exchange rate fluctuates during a time when the ADR depositary cannot convert the foreign currency, ADS holders may lose some or all of the value of the distribution; and

• we and the ADR depositary may amend or terminate the deposit agreement without the ADS holders’ consent in a manner that could prejudice ADS holders.

Additionally, under our Depositary Agreement with Citibank N.A., as the depositary for the ADSs, we have and will continue to incur significant costs related to the program through which the ADSs are issued, both in restricted and unrestricted form, and such fees are incurred on a per ADS basis; therefore, the greater the amount of ADSs issued, the greater our costs will be for such issuances. As a result of the June 4, 2024 private placement offering of ADS’ and complete exercise of the pre-funded warrants issued and exercised thereunder, we have paid Citibank significant fees in the aggregate in connection with such offering. Until we no longer are required to issue ADSs, and are able to issue shares of common stock as a domestic U.S. company, then we will continue to incur additional fees and other related costs and expenses. Even if we terminate the Depositary Agreement with Citibank, we may be required to pay significant additional fees for the withdrawal or termination of this program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Constitution of Registrant (incorporated by reference to Exhibit 1.1 to Bionomics Limited’s Annual Report on Form 20-F filed on October 18, 2023)
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
10.24

Engagement Letter, dated December 1, 2023, between WG Partners and Bionomics Limited (incorporated by reference to Exhibit 10.25 to Bionomics Limited’s Registration Statement on Form F-1 filed on June 18, 2024)

10.25

Scheme Implementation Agreement, as amended, dated October 1, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc. (incorporated by reference to Bionomics Limited’s Current Report on Form 8-K filed on October 2, 2024)

10.26

Amendment to Scheme Implementation Agreement, dated October 24, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc. (incorporated by reference to Bionomics Limited’s Current Report on Form 8-K filed on November 8, 2024)

31.1*

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

32.1*	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

+ Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company

Date: November 14, 2024	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Chief Executive Officer and Director

Date: November 14, 2024	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer