Form 10-Q
period 2024-12-31
Neuphoria Therapeutics Inc.
filed 2025-02-14
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41157

Neuphoria Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-3845448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Summit Drive, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
(781) 439-5551
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	NEUP	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 12, 2025, there were 1,757,027 shares of the registrant’s common stock issued and outstanding.

i

Basis of Presentation

Neuphoria Therapeutics Inc. is a Delaware corporation (“Neuphoria”) listed on the Nasdaq Global Market. We were formally known as Bionomics Limited ("Bionomics") an Australian company that on October 1, 2024 entered into a Scheme Implementation Agreement with Neuphoria to re-domicile from Australia to the State of Delaware pursuant to a Scheme of Arrangement under Australian law. On December 23, 2024, the re-domiciliation of Bionomics was implemented and effectuated in accordance with the Scheme Implementation Agreement, as amended. As a result, (i) holders of ordinary shares of Bionomics received one share of our common stock for every 2,160 ordinary shares of Bionomics held on the Scheme record date; (ii) holders of Bionomics’ American Depositary Shares (or “ADS”), with each ADS representing 180 ordinary shares of Bionomics, received one share of Neuphoria’s common stock for every 12 ADSs held on the Scheme record date; and (iii) we became the successor issuer to Bionomics. Prior to our redomiciliation, since July 1, 2024, we had been reporting as a domestic U.S. issuer on SEC Forms 10-K, 10-Q, and 8-K.

The terms “we,” “our,” “us” and the “Company” in this Quarterly Report on Form 10-Q refer to Neuphoria Therapeutics Inc. and its consolidated subsidiaries after December 23, 2024 and Bionomics and its consolidated subsidiaries on and prior to December 23, 2024, unless otherwise specified. When we refer to “you,” we mean the potential holders of the applicable series of securities:

•
“shares” or “ordinary shares” refers to our ordinary shares prior to December 23, 2024;
•
shares of common stock refers to our common stock, par value $0.00001 per share beginning December 24, 2024;
•
“ADSs” refers to American Depositary Shares, each of which represented 180 ordinary shares prior to December 23, 2024; and
•
“ADRs” refers to American Depositary Receipts, which evidence the ADSs.

We use our registered and unregistered trademarks, including Neuphoria™ and Bionomics™, in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This Quarterly Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Our reporting and functional currency is currently the U.S. dollar and was previously the Australian dollar. All references to “$” and “US$” in this Quarterly Report mean U.S. dollars. All references to “A$” in this Quarterly Report mean Australian dollars.

Our fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.

Unless otherwise indicated, the condensed consolidated financial statements and related notes incorporated in this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in U.S. dollars.

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
•
cyber security risks and any failure to maintain the confidentiality, integrity and availability of our computer hardware, software and internet applications and related tools and functions; and
•
other risks and uncertainties, including those listed under “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$4,344,578	$12,608,109
Accounts receivable, non-trade	35,561	126,884
Prepaid insurance expense	18,469	458,765
Total current assets	4,398,608	13,193,758
Property and equipment, net	1,683	1,994
Intangible assets, net	5,136,157	5,467,522
Operating lease right-of-use assets	150,519	216,975
Restricted cash	73,982	78,826
Goodwill	8,407,271	8,690,018
Total assets	$18,168,220	$27,649,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,530,667	$2,243,662
Accrued expenses and other current liabilities	484,515	1,463,421
Operating lease liability	118,492	121,990
Total current liabilities	2,133,674	3,829,073
Operating lease liability, net of current portion	49,818	117,628
Contingent consideration	580,298	587,762
Deferred tax liability	842,921	963,540
Accompanying warrants liability	810,125	4,657,832
Other non-current liabilities	3,389	2,886
Total liabilities	4,420,225	10,158,721
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.00001 par value, 1,628,659 and 1,103,954 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	16	11
Additional paid-in capital	198,189,833	198,481,027
Accumulated other comprehensive loss, net of tax	(3,716,647)	(3,013,595)
Accumulated deficit	(180,725,207)	(177,977,071)
Total shareholders’ equity	13,747,995	17,490,372
Total liabilities and shareholders’ equity	$18,168,220	$27,649,093

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Revenue	$662,715	$-	$662,715	$-
Operating expenses:
Research and development	1,737,039	2,034,916	3,637,942	5,123,145
General and administrative	2,629,187	2,517,946	4,296,011	4,897,324
Total operating expenses	4,366,226	4,552,862	7,933,953	10,020,469
Loss from operations	(3,703,511)	(4,552,862)	(7,271,238)	(10,020,469)
Other income (loss):
Interest income, net	30,615	54,716	66,711	141,155
Gain (loss) on foreign currency transactions	629,501	(363,508)	349,464	(365,143)
Research and development incentive award	306,233	94,710	306,233	94,710
Gain on fair value adjustments	805,422	177,726	3,680,116	53,168
Total other income (loss)	1,771,771	(36,356)	4,402,524	(76,110)
Loss before income tax expense	(1,931,740)	(4,589,218)	(2,868,714)	(10,096,579)
Income tax benefit (expense)	(11,609)	34,794	120,578	69,587
Net loss	(1,943,349)	(4,554,424)	(2,748,136)	(10,026,992)
Other comprehensive loss:
Unrealized gain (loss) on foreign currency translation	(1,288,433)	451,085	(703,052)	387,616
Total other comprehensive loss:	(1,288,433)	451,085	(703,052)	387,616
Comprehensive loss	$(3,231,782)	$(4,103,339)	$(3,451,188)	$(9,639,376)

Net loss per share —basic and diluted	$(1.23)	$(5.31)	$(1.91)	$(12.96)
Weighted-average common shares outstanding—basic and diluted	1,575,244	857,264	1,437,654	773,976

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	339,408	3	-	406	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	1,443,362	$14	$-	$198,280,422	$(2,428,214)	$(178,781,858)	$17,070,364
Exercise of pre-funded ADS warrants	185,297	2	-	218	-	-	220
Share issue costs	-	-	-	(111,777)	-	-	(111,777)
Share-based compensation	-	-	-	20,970	-	-	20,970
Other comprehensive loss	-	-	-	-	(1,288,433)	-	(1,288,433)
Net loss	-	-	-	-	-	(1,943,349)	(1,943,349)
Balance at December 31, 2024	1,628,659	$16	$-	$198,189,833	$(3,716,647)	$(180,725,207)	$13,747,995

Balance at June 30, 2023	679,970	$7	$-	$187,554,244	$(3,058,783)	$(162,484,905)	$22,010,563
Issuance of ADS shares, net of issuance costs of $0.5 million	175,072	2	(5,648,976)	6,261,512	-	-	612,538
Share-based compensation	-	-	-	140,448	-	-	140,448
Other comprehensive loss	-	-	-	-	(63,469)	-	(63,469)
Net loss	-	-	-	-	-	(5,472,568)	(5,472,568)
Balance at September 30, 2023	855,042	$9	$(5,648,976)	$193,956,204	$(3,122,252)	$(167,957,473)	$17,227,512
Issuance of ADS shares, net of issuance costs of $0.3 million and stock subscription receivable	36,073	-	(311,426)	288,784	-	-	(22,642)
Collection of subscription receivable	-	-	5,648,976	-	-	-	5,648,976
Share-based compensation	-	-	-	746,936	-	-	746,936
Other comprehensive income	-	-	-	-	451,085	-	451,085
Net loss	-	-	-	-	-	(4,554,424)	(4,554,424)
Balance at December 31, 2023	891,115	$9	$(311,426)	$194,991,924	$(2,671,167)	$(172,511,897)	$19,497,443

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,748,136)	$(10,026,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	45,820	689,717
Depreciation and amortization expense	331,834	331,603
Non-cash rent expense	66,456	47,980
Change in fair value of accompanying warrant liability	(3,847,707)	-
Change in fair value of contingent consideration	167,591	10,099
Effect of foreign currency remeasurement	(280,247)	268,927
Changes in assets and liabilities:
Accounts receivable, non-trade	91,323	310,740
Prepaid insurance expense	440,296	(136,728)
Accounts payable	(712,995)	6,608
Accrued expenses and other current liabilities	(1,153,961)	253,055
Operating lease liabilities	(71,308)	(46,780)
Deferred tax liability	(120,619)	(69,586)
Other non-current liabilities	503	(13,569)
Net cash used in operating activities	(7,791,150)	(8,374,926)
Cash flows from financing activities:
Net issue costs associated with ADS shares and ADS pre-funded warrants	(338,900)	-
Proceeds from the sale of ADS shares, net of issuance costs of $0.8 million	-	6,550,296
Stock issued pursuant to a subscription receivable	-	(311,426)
Net cash (used by) provided by financing activities	(338,900)	6,238,870
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(138,325)	190,469
Net decrease in cash, cash equivalents, and restricted cash	(8,268,375)	(1,945,587)
Cash, cash equivalents, and restricted cash, beginning of period	12,686,935	12,181,944
Cash, cash equivalents, and restricted cash, end of period	$4,418,560	$10,236,357

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$4,344,578	$10,154,961
Restricted cash	73,982	81,396
Total cash, cash equivalents, and restricted cash	$4,418,560	$10,236,357

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company and Basis of Presentation

Neuphoria Therapeutics Inc. (“the Company”) is a public company incorporated in Delaware. The Company is a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. Neuphoria is advancing the lead drug candidate, BNC210, an oral, proprietary, selective negative allosteric modulator of the α7 nicotinic acetylcholine receptor, for the acute, “as needed” treatment of social anxiety disorder ("SAD") and for chronic treatment of post-traumatic stress disorder ("PTSD"). BNC210 is a first-of-its-kind, well tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction.

In addition, the Company has a strategic partnership with Merck & Co., Inc. (known as "MSD" outside the United States and Canada) with two drugs in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system conditions. Our pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

On October 1, 2024, Bionomics Limited ("Bionomics") announced its intention to redomicile from Australia to the United States via a proposed scheme of arrangement under Australian law between Bionomics and its shareholders (the “Scheme”). Implementation of the Scheme was subject to approval of Bionomics’ shareholders as well as Australian regulatory and court approvals. Bionomics’ ordinary shares, in the form of American Depositary Shares (“ADSs”), traded in the United States since listing on the Nasdaq Global Market (Nasdaq") in December 2021 until December 23, 2024. The Scheme was approved by Bionomics shareholders and an Australian court in December 2024. On December 23, 2024, shareholders of Bionomics received a proportionate number of shares of common stock in Neuphoria for purposes of the redomiciliation. Neuphoria is the successor issuer to Bionomics and shares of Neuphoria’s common stock commenced trading on Nasdaq on December 24, 2024. All of the issued and outstanding ordinary shares of Bionomics were exchanged for newly issued shares of common stock of Neuphoria, on the basis of one share of common stock for every 2,160 ordinary share. Shareholders of Bionomics’ ADSs (each of which represented 180 ordinary shares) were exchanged for one share of common stock for every 12 ADS held. In addition, as a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options and issued a warrant to purchase 1,054,381 shares of common stock in Neuphoria to an institutional investor that held a warrant to purchase 12,652,572 ADSs of Bionomics (“Bionomics Warrant”), in exchange for the Bionomics Warrant.

The issued and outstanding shares of Neuphoria’s common stock as shown in this report have been adjusted in the condensed consolidated financial statements to reflect the redomiciliation as if it had occurred on June 30, 2023.

Details of the Company’s entity structure at the end of the reporting period are as follows (post-redomiciliation):

Name	Entity	Country of Incorporation
Neuporia Therapeutics Inc.	Parent	United States
Bionomics Limited	Subsidiary	Australia
Bionomics, Inc.	Subsidiary	United States

Liquidity and Going Concern

As of December 31, 2024, the Company had working capital of $2.3 million, an accumulated deficit of $180.7 million, and cash and cash equivalents of $4.3 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company incurred net losses of $1.9 million and $2.7 million for the three and six months ended December 31, 2024 and $15.5 million for the year ended June 30, 2024. The Company also used $7.8 million of cash for operating activities during the six months ended December 31, 2024. Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities into late in the fourth quarter of fiscal year 2025, which is less than twelve months from the date these condensed consolidated financial statements are issued. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. See Note 17 for more information related to potential mitigating factors.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions.

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

Basis of Presentation

In December 2024, a Scheme was approved by Bionomics shareholders and an Australian court, and, on December 23, 2024, shareholders of Bionomics received a proportionate number of shares of common stock in Neuphoria for purposes of the redomiciliation and Bionomics became a wholly-owned subsidiary of Neuphoria, which is the new parent company of Bionomics. The historical financial statements of Bionomics became the historical financial statements of the combined company upon consummation of the redomiciliation. As a result, the financial statements included in this report reflect (i) the historical operating results of Bionomics and subsidiaries prior to the formation of Neuphoria on July 1, 2024; (ii) the combined results of the Company, Bionomics, and subsidiaries following the formation of Neuphoria; and (iii) the Company’s equity structure for all periods presented, including adjusting the issued and outstanding shares of common stock to reflect the redomiciliation as if it had occurred on June 30, 2023.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of December 31, 2024 and for the three and six months ended December 31, 2024, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on September 30, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of December 31, 2024, results of its operations for the three and six months ended December 31, 2024, shareholders’ equity for the three and six months ended December 31, 2024, and cash flows for the six months ended December 31, 2024, have been made. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2025.

The Company has historically been classified as a foreign private issuer (“FPI”); however, as of December 31, 2023 (the "Measurement Date") the Company determined that it no longer satisfied the criteria to be considered an FPI. As such, beginning on July 1, 2024, the Company was required to begin utilizing the SEC’s domestic reporting forms and apply U.S. GAAP as its accounting framework. There were no material adjustments required as a result of this adjustment to retrospectively apply U.S. GAAP to the accompanying condensed consolidated financial statements. Another requirement of utilizing the SEC’s domestic reporting forms is a requirement to use the U.S. dollar as the reporting currency. These consolidated financial statements reflect the change in reporting currency to the U.S. dollar applied retrospectively. References to “$” are U.S dollars and references to “A$” are to Australian dollars.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended December 31, 2024, as compared to those identified in the fiscal 2024 Annual Report on Form 10-K.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$580,298	$580,298
Accompanying warrants liability	-	-	810,125	810,125
Total liabilities measured at fair value	$-	$-	$1,390,423	$1,390,423

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$587,762	$587,762
Accompanying warrants liability	-	-	4,657,832	4,657,832
Total liabilities measured at fair value	$-	$-	$5,245,594	$5,245,594

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at December 31, 2024 and June 30, 2024 are contingent consideration and the accompanying warrant liability (also referred to herein as the Bionomics Warrant). The value of financial assets and other financial liabilities approximate their fair value. The following table gives information about how the fair value of the financial liability is determined.

The accompanying warrants liability relates to the Company’s issuance of accompanying warrants in conjunction with a Private Placement in June 2024. The fair value of the accompanying warrants liability was based on valuations that required inputs that were both significant to the fair value measurement and unobservable. This approach resulted in a classification of the accompanying warrants liability as Level 3 of the fair value hierarchy. See Note 15 for additional disclosure related to contingent consideration.

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, each for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Payment of milestone obligation to Eclipse	(175,055)	-
Change in fair value	167,591	(3,847,707)
Balance at December 31, 2024	$580,298	$810,125

Contingent Consideration in a Business Combination
Balance at June 30, 2023	$2,456,199
Change in fair value	10,099
Balance at December 31, 2023	$2,466,298

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 4. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	December 31,	June 30,
	2024	2024
Research and development incentives receivable	$-	$96,154
GST receivables	33,540	30,444
Interest receivable	2,021	286
Total accounts receivable, non-trade	$35,561	$126,884

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

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term:

December 31,
2024
Remainder of 2025	$60,283
2026	113,512
Remaining lease payments	173,795
Less: effect of discounting	(5,485)
Present value of lease liability	$168,310

Current operating lease liabilities	$118,492
Non-current operating lease liabilities	49,818
Total	$168,310

The discount rate associated with the Company’s operating lease is 3.5% and the weighted average remaining lease term is approximately 1.4 years.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss):

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Operating lease costs
Research and development	$12,993	$15,197	$28,280	$30,684
General and administrative	16,710	16,700	33,806	33,914
Total	$29,703	$31,897	$62,086	$64,598

Note 6. Goodwill

The following table summarizes changes in the carrying value of goodwill for the six months ended December 31, 2024 and 2023:

Carrying amount at June 30, 2024	$8,690,018
Foreign currency exchange differences	(282,747)
Carrying amount at December 31, 2024	$8,407,271

Carrying amount at June 30, 2023	$8,694,186
Foreign currency exchange differences	145,889
Carrying amount at December 31, 2023	$8,840,075

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit. There were no impairment indicators identified by the Company at December 31, 2024.

Note 7. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology and is carried at its cost on the date of acquisition, less accumulated amortization and impairment charges. There were no impairment indicators identified by the Company at December 31, 2024.

	Cancer Stem Cell Technology	Kv1.3 Compounds (1)	MultiCore (1)	VDA Compounds (1)
Carrying amount at June 30, 2024	$5,467,522	$-	$-	$-
Amortization expense	(331,365)	-	-	-
Carrying amount at December 31, 2024	$5,136,157	$-	$-	$-

Carrying amount at June 30, 2023	$6,130,253	$1,057,835	$865,664	$1,561,248
Amortization expense	(331,365)	(1,057,835)	(865,664)	(1,561,248)
Carrying amount at December 31, 2023	$5,798,888	$-	$-	$-

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

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2024	2024
Salary and benefits	$396,462	$648,858
Other	31,600	37,581
EDA Loan	31,085	33,120
Professional and consulting fees	25,368	297,780
Research and development expenses	-	134,910
Insurance	-	311,172
Total accrued expenses and other current liabilities	$484,515	$1,463,421

Note 9. Share Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. On December 24, 2024, our predecessor entity, Bionomics Limited effected a redomiciliation through a scheme of arrangement under Australian law whereby and following which Neuphoria became the successor entity to Bionomics. As a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options. The structure of equity awards is under the active review of the Nomination and Remuneration Committee to ensure it meets good corporate practice for a company of our size, nature and company lifecycle. At December 31, 2024 there were 949,146 shares available for grant under the 2024 Plan.

Equity awards for executives and employees were previously provided by a combination of equity plans that may include the:

•
Employee Share Plan (the “A$1,000 Plan”);
•
Employee Share Option Plan (“ESOP”); and
•
Employee Equity Plan (“EEP”).

Participation in these plans was at our board of directors’ discretion and no individual has an ongoing contractual right to participate in a plan or to receive any guaranteed benefits. For key appointments, an initial allocation of equity was offered as a component of the recipients initial employment agreement.

The following describes the material terms of each of the historic plans.

Employee Share Plan

The objective of the A$1,000 Plan is to assist Management in the attraction and retention of employees, and to provide encouragement to become shareholders. An annual allocation of up to A$1,000 of shares may be granted and taxed on a concessional basis. No shares were issued to employees under the A$1,000 Plan during the six months ended December 31 2024 and 2023, respectively.

The Bionomics Employee Equity Plan and Bionomics Employee Share Option Plan

The EEP replaced the ESOP at the Annual General Meeting held December 2, 2021.

The EEP was last amended on October 31, 2021 to provide the Company with increased flexibility to settle EEP awards offered or granted to non-Australian employees and directors by enabling it to offer and grant EEP awards that may be settled in American Depository Shares (“ADS”) (at a number of ADSs that represents the appropriate number of Ordinary Shares offered or granted under the award). In addition, the amendment permits the Company to (i) determine any monetary amounts and accept payments related to the EEP or awards issued thereunder in United States dollars (or any other currency the Board deems acceptable), (ii) impose terms and conditions on the EEP or awards issued thereunder to comply with the securities and tax laws of the United States (or any other jurisdiction the Board deems appropriate), and (iii) take any other steps the Board deems necessary or desirable to settle EEP awards in ADSs.

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

The following table summarizes employee and non-employee share option activity for the six months ended December 31, 2024:

	Number of Options (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of June 30, 2024	51,127	$158.52	4.18	-
Lapsed	(273)	$445.96	-	-
Outstanding as of December 31, 2024	50,854	$157.08	3.73	-
Options exercisable as of December 31, 2024	43,692	$174.98	3.70	-

(1) The rollforward of the Number of Options has been corrected to reflect the proper number of lapsed instruments incurred during the six months ended December 31, 2024 as compared to the information previously reported for the three months ended September 30, 2024. There was no impact to share-based compensation expense due to this corrected disclosure.

As of December 31, 2024, there was approximately $0.1 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 0.87 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

During the three months ended December 31, 2024 and 2023, the Company recognized total share-based compensation expense of less than $0.1 million and $0.7 million, respectively.

During the six months ended December 31, 2024 and 2023, the Company recognized total share-based compensation expense of less than $0.1 million and $0.9 million, respectively.

Substantially all of the share-based compensation expense was recorded as general and administrative expense in all periods. There were no equity awards issued during the six months ended December 31, 2024.

Note 10. Warrants

On December 24, 2024, Neuphoria, Bionomics, an institutional investor entered into a warrant exchange agreement (“Warrant Exchange Agreement”), pursuant to which the institutional investor’s cash exercise warrant issued by Bionomics on June 3, 2024, exercisable to purchase up to 12,652,572 ADSs of Bionomics, was cancelled and Neuphoria issued a warrant exercisable for up to 1,054,381 shares of common stock of Neuphoria at $11.88 per share (the “Warrant”) to the institutional investor. Under the terms of the Warrant, the institutional investor may not beneficially own more than 9.99% of Neuphoria’s outstanding shares of common stock at any time. The Warrant is immediately exercisable and remains exercisable until June 2, 2029 unless earlier fully exercised.

The following table summarizes warrant activity for the six months ended December 31, 2024:

	Number of ADS Warrants	Weighted Average Exercise Price USD
Balance at June 30, 2024	1,579,086	$7.92
Exercised	(524,705)	$-
Balance at December 31, 2024	1,054,381	$11.88

The classification, expiration date, and exercise price of individual warrants at December 31, 2024 are as follows:

	Number of ADS Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 accompanying ADS warrants	1,054,381	$11.88	June 2029	Liability

1,054,381 warrants were vested and exercisable at December 31, 2024.

The weighted average remaining contractual life of the accompanying warrants outstanding at December 31, 2024 is 4.42 years.

Note 11. Capital stock

Under the Certificate of Incorporation, Neuphoria is authorized to issue up to 30,000,000 shares of common stock and
3,000,000 shares of preferred stock, par value $0.00001 per share.

Common Stock

Voting Rights. The holders of our common stock are entitled to one vote per share on all matters on which stockholders are generally entitled to vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, are not entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation. Holders of our common stock do not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the combined voting power of our common stock could, if they so choose, elect all the directors.

Dividends. Subject to the rights of the holders of any outstanding series of preferred stock, holders of common stock are entitled to receive any dividends to the extent permitted by law when, as and if declared by our board of directors.

Liquidation. Upon the dissolution, liquidation, or winding up of Neuphoria, subject to the rights of the holders of any outstanding series of preferred stock, the holders of shares of common stock are entitled to receive the assets of Neuphoria available for distribution to its stockholders ratably in proportion to the number of shares held by them.

During the six months ended December 31, 2024, the Company issued 2,207,000 ADS' to Armistice Capital upon exercise of pre-funded warrants in October 2024.

Authorized but Unissued Preferred Stock

Unless required by law or by any stock exchange on which our common stock may be listed, the authorized shares of preferred stock will be available for issuance without further action by our stockholders. Delaware law does not require stockholder approval for any issuance of authorized shares. However, the listing requirements of Nasdaq, which apply as long as our common stock is listed on Nasdaq, require stockholder approval of certain issuances equal to or exceeding 20% of the combined voting power of our common stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital, acquisitions, and employee benefit plans.

Our Certificate of Incorporation authorizes our board of directors to establish the number of shares to be included in each series of preferred stock, and to fix the designation, powers, preferences, relative participation, optional or other rights, and the qualifications, limitations or restrictions, of the shares of each series of preferred stock. Our board of directors is also able to increase or decrease the number of authorized shares of any series of preferred stock (but not below the number of shares of that series of preferred stock then outstanding) without any further vote or action by the stockholders.

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate. Our effective tax rate ("ETR") from continuing operations was 6.33% for the quarter ended December 31, 2024 and 0.56% for the quarter ended December 31, 2023, respectively. For the three month period ending December 31, 2024 and 2023, the Company recognized a tax provision of $11,609 and a tax benefit of $34,794, respectively. For the six month period ending December 31, 2024 and December 31, 2023, the Company recognized a tax benefit of $120,578 and $69,587, respectively.

Note 13. Loss per Share

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of ordinary shares for the purposes of diluted loss per share.

	December 31,
	2024	2023
Options to purchase common stock	50,854	54,258
Warrants to purchase common stock	1,054,381	—

All share and earnings per share amounts presented above reflect the impact of the redomiciliation as if it had taken effect on July 1, 2023.

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

WG Partners LLP

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to Bionomics, our predecessor entity. David Wilson, a director of Neuphoria, is the Chairman and Chief Executive Officer of WG Partners. Under the agreement, Neuphoria must pay to WG Partners a monthly fee of $15,000 and commission of up to 5% of any fundraising proceeds attributable to this relationship. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three and six months ended December 31, 2024, we paid WG Partners $59,841 and $79,206, respectively, for its services under terms and conditions that are on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in USD dollars, the liability decreased by approximately $0.2 million during the six months ended December 31, 2024 (see Note 3). Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech Pty Ltd (“Carina”).

The guidance in ASC 805, Business Combinations, requires an acquirer to recognize contingent consideration obligations as of the acquisition date at fair value as part of the consideration transferred in exchange for the acquired business. Subsequent changes in the fair value are recognized in the Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) (see Note 3).

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

Depositary Agreement with Citibank

In connection with the Company’s redomiciliation though a scheme of arrangement under Part 5.1 of the Australian Corporations Act, effective December 23, 2024, Bionomics terminated its American Depositary Receipt program with Citibank, N.A., which acted as the depositary for the American Depositary Shares previously issued and listed on the Nasdaq Stock Market prior to the redomiciliation. In connection with the redomiciliation, all of the issued and outstanding ADSs were exchanged for shares of common stock, and simultaneously therewith, the Depositary Agreement between the Company and Citibank was terminated, effective immediately, pursuant to and in accordance with the terms of the depositary agreement. In conjunction with termination of the Citibank Depository Agreement, the Company paid and recognized a termination fee of approximately $0.4 million in December 2024. Beginning on December 24, 2024, ComputerShare Trust Company, N.A. began to serve as the Company’s U.S stock transfer agent.

Note 17. Subsequent Events

The Company has evaluated subsequent events through February 14, 2025 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as follows:

Correspondence from the Listing Qualifications Department of The Nasdaq Stock Market LLC

On January 10, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock (the “Common Stock”) of $1.00 or greater per share for ten (10) consecutive business days, from December 24, 2024 through January 8, 2025, and that the Minimum Bid Price Requirement matter is now closed.

Termination of Registration of Bionomics Ordinary Shares

In connection with certain securities issuances and offerings that were previously registered and declared effective by the SEC, the Company filed a Form 15 to terminate the registration (and the registration statements related thereto) under the Securities Exchange Act of 1934, as amended, of Bionomics’ ordinary shares and to suspend its reporting obligations under Sections 13 and 15(d) of the Exchange Act. Thereafter, the Company filed registration statements with the SEC for its previously issued and such future securities issuances, as applicable, under the following registration statements, which were declared effective on the dates noted below, respectively:

1.
Registration Statement on Form S-3 (universal shelf registration statement), File No. 333-283306, filed November 18, 2024, amended on November 25, 2024 and January 7, 2025, and declared effective by the SEC on January 8, 2025.
2.
Registration Statement on Form S-3 (resale registration statement), File No. 333-284512, filed January 24, 2025, and declared effective by the SEC on January 29, 2025.
3.
Registration Statement on Form S-8 registering 1,000,000 shares of common stock issuable under Neuphoria’s 2024 Equity Incentive Plan, File No. 333-284544, filed January 28, 2025, automatically declared effective by the SEC on January 29, 2025.

Expected $15 Million Milestone Payment Due from Merck & Co., Inc.

On February 12, 2025, the Company announced it is due to receive a $15 million milestone payment from Merck & Co., Inc. ("Merck"). The payment is triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 nicotinic acetylcholine receptor positive allosteric modulator, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the second milestone achieved in the collaboration with Merck. Under the agreement, Neuphoria is eligible to receive up to $450 million in additional milestone payments for certain development and commercial milestones associated with the progress of multiple candidates plus royalties on net sales of any licensed medicines.

The Company expects that, together with this milestone payment, the cash on hand and its ATM facility, it will likely have sufficient funds into the fourth fiscal quarter of 2026, assuming no material changes to projected costs, expansion, or timing of its clinical trials.

Equity Issued Under ATM Facility

On February 12, 2025, the Company issued 128,368 shares of common stock under its ATM facility for net proceeds of approximately $0.7 million.

There are no other matters or circumstances that have arisen since December 31, 2024 which significantly affect or may significantly affect the results of the operations of the Company.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, allosteric ion channel modulators designed to transform the lives of patients suffering from serious central nervous system (“CNS”) disorders with high unmet medical need. Ion channels serve as important mediators of physiological function in the CNS and the modulation of ion channels influences neurotransmission that leads to downstream signaling in the brain. The α7 nicotinic acetylcholine (“ACh”) receptor (“α7 receptor”) is an ion channel that plays an important role in driving emotional responses and cognitive performance. Utilizing our expertise in ion channel biology and translational medicine, we are developing orally active small molecule negative allosteric modulators (“NAMs”) to treat anxiety and stressor-related disorders. In addition, through a long-standing strategic partnership with Merck & Co., Inc., in the United States and Canada (“MSD”), we are also developing positive allosteric modulators (“PAMs”) of the α7 receptor to treat cognitive dysfunction. Neuphoria's pipeline also includes preclinical assets that target Kv3.1/3.2 and Nav1.7/1.8 ion channels being developed for CNS conditions of high unmet need.

We are a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. We are advancing our lead product candidate, BNC210, an oral, proprietary, selective NAM of the α7 receptor, for the chronic treatment of Post-Traumatic Stress Disorder (“PTSD”) and the acute treatment of Social Anxiety Disorder (“SAD”). There remains a significant unmet medical need for the over 27 million patients in the United States alone suffering from SAD and PTSD. BNC210 is a first-of-its-kind, well tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction. Current pharmacological treatments include certain antidepressants and benzodiazepines, and there have been no new FDA approved therapies in these indications in nearly two decades. These existing treatments have multiple shortcomings, such as a slow onset of action of antidepressants, and significant side effects of both classes of drugs, including abuse liability, addiction potential and withdrawal symptoms. BNC210 has been observed in our clinical trials to have a fast onset of action and clinical activity without the limiting side effects seen with the current standard of care.

In addition, the Company has a strategic partnership with Merck & Co., Inc. (known as MSD outside the United States and Canada) with two drugs in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system conditions. Our pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

We were incorporated in 1996 in Australia, completed our initial public offering and listing of ordinary shares on the ASX in 1999, and completed our initial public offering and listing of our ADSs on the Nasdaq Global Market in 2021. On July 25, 2023, we requested to be delisted from the official list of the ASX, which became effective August 28, 2023 and, as a result, our ordinary shares are no longer quoted or traded on the ASX. We were formally known as Bionomics Limited, an Australian company. On October 1, 2024 we entered into a Scheme Implementation Agreement with Neuphoria to re-domicile to the State of Delaware pursuant to a Scheme of Arrangement under Australian law. On December 23, 2024, the re-domiciliation of Bionomics was implemented and effectuated in accordance with the Scheme Implementation Agreement, as amended, and more fully described under “Recent Developments” below.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2024, our operations have been financed primarily by aggregate net proceeds of $191.5 million from the sale and issuances of our equity, $13.5 million in the form of an upfront payment, research funding and a milestone payment from the 2014 MSD License Agreement, and $66.8 million from Australian research and development credits and government grants and assistance.

Since inception, we have had significant operating losses. Our net loss after tax was $1.9 million and $2.7 million for the three and six months ended December 31, 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $180.7 million and cash and cash equivalents of $4.3 million.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements included in this Quarterly Report on Form 10-Q are issued. The Company incurred net losses of $1.9 million and $2.7 million for the three and six months ended December 31, 2024, respectively. The Company also used $7.8 million of cash for operating activities during the six months ended December 31, 2024.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents, combined with its existing ATM facility, potential licensing revenue, and other sources of capital available to us, will be sufficient to continue funding its development activities into late in the fourth quarter of fiscal year 2025, which is less than twelve months from the date these condensed consolidated financial statements are issued. Accordingly, based on its recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within twelve months of the issuance date of these financial statements. See Note 17 in the accompanying condensed consolidated financial statements for more information related to potential mitigating factors.

Recent Developments

On October 1, 2024, Bionomics Limited, an Australian corporation ("Bionomics") announced its intention to redomicile from Australia to the United States (the “Redomiciliation”) via a proposed scheme of arrangement under Australian law between Bionomics and its shareholders (the “Scheme”). Implementation of the Scheme was subject to approval of Bionomics’ shareholders as well as Australian regulatory and court approvals.

On December 23, 2024 U.S. time (“Effective Date”), the Redomiciliation of Bionomics was implemented under Australian law in accordance with a Scheme Implementation Agreement (as amended) between Bionomics and Neuphoria Therapeutics Inc., a Delaware corporation. The Redomiciliation was effected pursuant to a statutory Scheme of Arrangement under Australian law (the “Scheme”). As a result of the Redomiciliation, Bionomics became a wholly-owned subsidiary of Neuphoria, which is the new ultimate parent company. The terms “we,” “our,” “us” in this description refer to Bionomics prior to the Effective Date and Neuphoria after the Effective Date.

In connection with the Scheme:

•
holders of ordinary shares of Bionomics received one share of common stock in Neuphoria for every 2,160 ordinary shares of Bionomics held on the Scheme record date; and
•
holders of American Depositary Shares (“ADSs”), with each ADS representing 180 ordinary shares of Bionomics, received one share of common stock of Neuphoria for every 12 ADSs held on the Scheme record date.

The shares of common stock issued by Neuphoria upon implementation of the Scheme were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) thereof.

In addition, pursuant to Stock Option Notice and Agreements, Neuphoria has issued options to acquire shares of common stock in Neuphoria (“Neuphoria Options”) to holders of options to acquire shares in Bionomics in exchange for their outstanding stock options granted by Bionomics Limited at a ratio of one share of Neuphoria’s common stock for every 2,160 ordinary shares of Bionomics. The issuance of Neuphoria Options will be issued under a registration statement on Form S-8 (File No. 333-284544), which has been filed with and declared effective by the SEC on January 28, 2025.

Neuphoria has also issued a warrant to purchase 1,054,381 shares of common stock in Neuphoria (“Neuphoria Warrant”) pursuant to the terms of an exchange agreement to an institutional investor that previously held a warrant to purchase 12,652,572 American Depositary Shares (“ADSs”) of Bionomics (“Bionomics Warrant”), in exchange for the Bionomics Warrant. The issuance of the Neuphoria Warrant is exempt from registration under the Securities Act, pursuant to Section 4(a)(2) thereof.

Prior to the Redomiciliation, Bionomics’ ordinary shares were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and ADSs representing its ordinary shares were listed on the Nasdaq Global Market (“Nasdaq”). Bionomics’ ADSs were suspended from trading on Nasdaq prior to the start of trading on the Effective Date and, following the Effective Date, will no longer trade on Nasdaq.

Pursuant to Rule 12g-3(a) under the Exchange Act, as of the Effective Date:

•
Neuphoria is the successor issuer to Bionomics;

•
Neuphoria’s shares of common stock are deemed to be registered under Section 12(b) of the Exchange Act; and
•
Neuphoria is subject to the periodic and current reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder. Neuphoria hereby reports this succession in accordance with Rule 12g-3(f) under the Exchange Act.

Neuphoria’s shares of common stock commenced trading on Nasdaq at the start of trading on December 24, 2024 under the symbol “NEUP”. The CUSIP for Neuphoria’s shares of common stock is 64136E102.

Bionomics has also filed Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration (and the registration statements related thereto) under the Exchange Act of Bionomics’ ordinary shares and to suspend its reporting obligations under Sections 13 and 15(d) of the Exchange Act, and each such registration termination has been declared effective by the SEC.

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

In September 2014, we entered the 2014 MSD License Agreement to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Pursuant to the 2014 MSD License Agreement, we received upfront payments totaling A$20 million, and another A$10 million in February 2017 when the first compound from the collaboration entered Phase 1 clinical trials and we are eligible to receive up to an additional A$465 million in milestone payments for achievement of certain development and commercial milestones, including upon the first dosing of a patient in an MSD clinical trial in a phase II clinical trial. Further, MSD is obligated to pay us tiered royalties in the mid-single digit to low sub-teen double digit percentage range on net sales of the licensed products, subject to reduction upon certain events.

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000 which was recorded as revenue in the Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) included in this Form 10-Q.

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

Substantially all our direct research and development expenses in the three months ended December 31, 2024 and 2023 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the six months ended December 31, 2024 and 2023, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the six months ended December 31, 2024, and 2023, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the Three Months ended December 31, 2024 and 2023

	Three months ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Revenue	$662,715	$-	$662,715	N/A
Research and development	(1,737,039)	(2,034,916)	(297,877)	(14.6)%
General and administrative	(2,629,187)	(2,517,946)	111,241	4.4%
Other income	1,771,771	(36,356)	1,808,127	4973.4%
Loss before income taxes	$(1,931,740)	$(4,589,218)

Revenue

Our revenue increased during the three months ended December 31, 2024, as compared to the same period ended 2023, as a result of the milestone payment received from the licensing agreement with Carina Biotech Pty Ltd on October 30, 2024.

Research and Development Expenses

Our research and development activities in the three months ended December 31, 2024 and 2023 were principally focused on the advancement of BNC210. The decrease in the three months ended December 31, 2024 of approximately $0.3 million, as compared to the three months ended December 31, 2023, was primarily due to decreased expenditures associated with the PTSD ATTUNE clinical trial, which started during July 2021, the SAD PREVAIL clinical trial, which started during February 2022, and work in relation to preparation for an End-of-Phase 2 meeting with the FDA to discuss our Phase 3 clinical program in SAD.

In the three months ended December 31, 2024, approximately 74% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the three months ended December 31, 2024, approximately 6% was attributable to PSTD ATTUNE and 68% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.1 million increase in general and administrative expenses during the three months ended December 31, 2024, as compared to the same period ended in 2023, was due to decreases in headcount-related costs of $0.4 million, resulting from normal turnover in personnel, and decreased insurance expense in the current year of $0.2 million, partially offset by increased professional fees associated with our redomiciliation of approximately $0.7 million.

Other Income

The net increase in other income of $1.8 million for the three months ended December 31, 2024, as compared to the same period ending in 2023, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $0.6 million, an increase in other income associated with research and development incentive awards of approximately $0.2 million, and a gain on foreign currency transactions of approximately $1.0 million.

Comparison of the Six Months ended December 31, 2024 and 2023

	Six months ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Revenue	$662,715	$-	$662,715	N/A
Research and development	(3,637,942)	(5,123,145)	(1,485,203)	(29.0)%
General and administrative	(4,296,011)	(4,897,324)	(601,313)	(12.3)%
Other income	4,402,524	(76,110)	4,478,634	5884.4%
Loss before income taxes	$(2,868,714)	$(10,096,579)

Revenue

Our revenue increased during the six months ended December 31, 2024, as compared to the same period ended 2023, as a result of the milestone payment received from the licensing agreement with Carina Biotech Pty Ltd on October 30, 2024.

Research and Development Expenses

Our research and development activities in the six months ended December 31, 2024 and 2023 were principally focused on the advancement of BNC210. The decrease in the six months ended December 31, 2024 of approximately $1.5 million, as compared to the six months ended December 31, 2023, was primarily due to decreased expenditures associated with the PTSD ATTUNE clinical trial, which started during July 2021, the SAD PREVAIL clinical trial, which started during February 2022, and work in relation to preparation for an End-of-Phase 2 meeting with the FDA to discuss our Phase 3 clinical program in SAD.

In the six months ended December 31, 2024, approximately 65% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the six months ended December 31, 2024, approximately 11% was attributable to PSTD ATTUNE and 54% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.6 million decrease in general and administrative expenses during the six months ended December 31, 2024, as compared to the same period ended in 2023, was due to decreases in headcount-related costs of $0.5 million resulting from normal turnover in personnel, decreased insurance expense in the current year of $0.3 million, and decreased administrative costs associated with our delisting from the ASX of $0.4 million during the six months ended December 31, 2023 partially offset by increased professional fees associated with our redomiciliation of approximately $0.6 million.

Other Income

The net increase in other income of $4.5 million for the six months ended December 31, 2024, as compared to the same period ending in 2023, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $3.7 million, an increase in other income associated with research and development incentive awards of approximately $0.2 million, and a gain on foreign currency transactions of approximately $0.7 million, partially offset by a decrease in interest income of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not have during the six months ended December 31, 2024, nor we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of December 31, 2024, we had cash and cash equivalents of $4.3 million and an accumulated deficit of $180.7 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

Comparison of the Six Months ended December 31, 2024 and 2023

	Six months ended December 31,
	2024	2023
Net cash used in operating activities	$(7,791,150)	$(8,374,926)
Net cash (used by) provided by financing activities	(338,900)	6,238,870
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,130,050)	$(2,136,056)

Operating Activities

The net cash used in operating activities for the six months ended December 31, 2024 and 2023 was approximately $7.8 million and $8.4 million, respectively. The $7.3 million decrease in net loss combined with the $0.2 million effect of the remeasurement of contingent consideration during the six months ended December 31, 2024, as compared to the same period ended December 31, 2023, was offset by a $0.6 million decrease in share based compensation combined with the realization of a $3.8 million change in the fair value of the accompanying warrants, a $0.4 million change in the effect of foreign currency remeasurement on our intercompany accounts, and a $1.8 million increase in cash used for working capital.

Investing Activities

There were no transactions categorized as investing activities during either of the six months ended December 31, 2024 or 2023.

Financing Activities

Financing activities in the six months ended December 31, 2024 represent issuance of shares, net of associated issue costs, associated with our June 2024 offering of ADS shares, pre-funded ADS warrants, and accompanying ADS warrants.

Financing activities in the six months ended December 31, 2023 represent the issuance of ADS shares pursuant to the ATM facility, net of a stock subscription receivable of $0.3 million and issue costs of $0.8 million. Cash proceeds of $0.3 million were received on January 2, 2023 in full satisfaction of the stock subscription receivable.

On November 18, 2024, the Company announced the establishment of an “at the market” (“ATM”) offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”). Pursuant to the Sales Agreement, the Sales Agent will act as the Company’s agent with respect to an offering and sale, at any time and from time to time, of the Company’s common stock, par value per share of $.00001(the “Shares”). The Company has authorized the sale, at its discretion, of Shares in an aggregate offering amount up to $3,560,318 under the Sales Agreement. Sales of the Shares, if any, under the Sales Agreement will be made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Sales Agent will use commercially reasonable efforts consistent with normal trading and sales practices.

The offer and sale of the Shares will be made pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (“SEC”) on November 18, 2024 (File No. 333-283306, the “Registration Statement”), and a related prospectus, as supplemented by a prospectus supplement pursuant to Rule 424(b). The Company is not obligated to make any sales of Shares under the Sales Agreement and no assurance can be given that we will sell any Shares under the Sales Agreement, or if we do, as to the price or amount of Shares that we will sell, or the dates on which any such sales will take place (other than as reportable on our periodic reports filed with the SEC).

The Company or the Sales Agent, under certain circumstances and upon notice to the other, may suspend the offering of the Shares under the Sales Agreement. The offering of the Shares pursuant to the Sales Agreement will terminate upon the sale of Shares in an aggregate offering amount equal to $3,560,318 (unless the saleable amount is increased), or sooner if either the Company or the

Sales Agents terminate the Sales Agreement. The Company will pay the Sales Agent a cash commission in an amount up to 3.0% of the gross proceeds from each sale of Shares sold pursuant to the Sales Agreement.

The Company has not made any sales under the Sales Agreement, nor under the Previous ATM Agreement (described below) during the quarter or six months ended December 31, 2024. A copy of the Sales Agreement is filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 21, 2024, which is incorporated herein by reference.

Prior ATM Program Termination

The ATM program described above replaces the “at-the-market” offering of Shares on Form F-3 (File No. 333-271696) having an aggregate sale price of up to $11,500,000 (the “Previous ATM Offering”) pursuant to the Controlled Equity Offering Sales Agreement, dated May 5, 2023 (the “Previous ATM Agreement”) between the Company and Cantor Fitzgerald & Co. (the “Previous ATM Agent”). The Company terminated the Previous ATM Offering and the Previous ATM Agreement prior to entry into the Sales Agreement, and in order to proceed with the new ATM offering with the Sales Agent.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, combined with our existing ATM facility, will be sufficient to continue funding our development activities through late in the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and Capital Requirements and Ownership of our Common Stock

Raising additional capital may cause dilution to our shareholders, including holders of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our business and operational needs through equity offerings, debt financings or other financing sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a holder of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our shares of common stock. We may also lose control of the development of our products or product candidates, such as the pace and scope of clinical trials, as a result of such third-party arrangements. If we are unable to raise funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

For example, on May 31, 2024, we (then Bionomics) entered into a Securities Purchase Agreement with a select institutional accredited investor, pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) American Depositary Shares (“ADS”, with each ADS representing 180 ordinary shares of the Company) (or pre-funded warrants to purchase ADSs (the “Pre-Funded Warrants”) in lieu thereof), and an accompanying five year cash purchase warrant (the “Accompanying Warrant,” related solely to the first tranche of the private placement). The first tranche of the Private Placement consisted of 1,296,486 ADSs (or 108,040 shares of common stock post redomiciliation) and 6,279,905 Pre-Funded Warrants (or 523,325 shares of common stock post redomiciliation), at a combined purchase price of $0.99 per ADS (or $11.88 per share of common stock post redomiciliation; or $0.9899 per Pre-Funded Warrant, or $11.8788 per share of common stock post redomiciliation) (the “Initial Purchase Price”), and the accompanying five-year cash exercise warrant to purchase up to 12,652,572 ADSs (or 1,054,381 shares of common stock post redomiciliation, at an exercise price of $0.99 per ADS (or $11.88 per share of common stock post redomiciliation; or pre-funded warrants in lieu thereof). The first tranche of the private placement closed on June 3, 2024, resulting in aggregate gross proceeds to the Company of $7.5 million. As of the date of this quarterly report, only the accompanying warrants for 1,054,381 shares remain issued and outstanding from this Private Placement.

Sales of Common Stock issuable upon exercise of the Warrants and other derivative securities could cause the market price of our Common Stock to decline.

If we issue warrants, then such warrants will entitle the holder to receive additional securities from us, diluting your ownership interest. For example, in the Private Placement offering described in the preceding risk factor, the warrants issued in the first tranche of that offering entitled the investor to purchase up to an aggregate of 18,932,477 ADSs (or 1,577,706 shares of common stock post on a post redomiciliation basis), of which 6,279,905 ADSs (or 523,325 shares of common stock if they were issued on post redomiciliation basis) had been issued and subsequently as of the date of this quarterly report. The sale of additional shares of common stock or warrants, or the perception that such sales could occur, could cause the market price of our common stock to decline or become more volatile.

Sales of a substantial number of our shares of Common Stock by significant existing shareholders in the public market, or the perception that such sales may occur, could depress the trading price of our shares of Common Stock.

Sales of a substantial number of our shares of common stock or securities exercisable or convertible into common stock in the public market or the perception that these sales may occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital.

In particular, on May 31, 2024, prior to our redomiciliation, we had entered into a Securities Purchase Agreement with Armistice Capital Master Fund Ltd. (“Armistice”) pursuant to which the Company agreed to issue and sell in the above described Private Placement a certain number of restricted ADSs, a pre-funded warrant to purchase ADSs and an accompanying 5-year cash purchase warrant.

In connection with the first tranche of the Private Placement, we issued an Accompanying Warrant to purchase up to 12,652,572 ADSs (post redomiciliation converted to 1,054,381 shares of common stock at an exercise price of US$11.88 per share) (or pre-funded warrants in lieu thereof), which Accompanying Warrant remains issued and outstanding as of the date of this quarterly report. The Accompanying Warrant is immediately exercisable and remains exercisable until June 2, 2029. However, Armistice may not exercise the Accompanying Warrant to the extent such exercise would cause it to beneficially own a number of ordinary shares that would exceed 4.99% of our then outstanding shares of common stock following such exercise.

The trading price of our shares of common stock has been volatile, and holders of our common stock may not be able to resell the shares of common stock at or above the price paid.

The trading price of our common stock on the Nasdaq Global Market has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include but are not limited to the “Risk Factors” noted below and as set forth in our Annual Report and positive, negative or unexpected developments relating to:

•
results from, or any delays in, clinical trial programs relating to our product candidates;
•
our ability to obtain regulatory approval for our product candidates, or delays in obtaining such approval;
•
our ability to commercialize any future drugs, or delays in commercializing such drugs;
•
announcements of regulatory approval or a complete response letter to our product candidates, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•
the timing and amount of payments to us under our collaborations, if any;
•
announcements of therapeutic innovations or new drugs by us or our competitors;
•
announcements regarding the parent drugs that we use in developing our product candidates;
•
actions taken by regulatory authorities with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•
changes or developments in laws or regulations applicable to our product candidates;
•
any changes to our relationship with any manufacturers or suppliers;
•
the success of our testing and clinical trials;
•
the success of our efforts to acquire or license or discover additional product candidates;
•
any intellectual property infringement actions in which we may become involved;
•
announcements concerning our competitors or the pharmaceutical industry in general;
•
achievement of expected drug sales and profitability;
•
manufacture, supply or distribution shortages;
•
actual or anticipated fluctuations in our operating results;
•
the FDA, EMA or other similar regulatory actions affecting us or our industry or other healthcare reform measures in the United States or elsewhere;
•
changes in financial estimates or recommendations by securities analysts;
•
trading volume of our common stock;
•
sales of our common stock or other securities by us, our senior management and directors or our shareholders in the future;
•
general economic and market conditions and overall fluctuations in the equity markets; and

•
the loss of any of our key scientific or senior management personnel.

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our senior management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations and the price of our common stock.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, conflicts in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, trade disputes, illegal immigration, drug trafficking and more may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate or become illiquid, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

If we fail to meet the continued listing requirements of Nasdaq, it could result in a de-listing of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, continued listing requirements such as the minimum $1.00 closing bid price requirement, Nasdaq could take steps to delist our common stock. Any failure by us to comply with Nasdaq’s continued listing standards could result in a deficiency notice and, if not cured within the applicable period, could result in delisting. Our shares of common stock are currently listed on the Nasdaq Global Market.

While we believe we are currently in full compliance with applicable Nasdaq listing standards, we have in the past received notices of non-compliance, which we have addressed and resolved; however, any future Nasdaq action relating to a delisting could have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock or other securities when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of institutional investor interest, reduced research coverage, and fewer business development opportunities.

Investors’ right to participate in any future rights offering may be limited, which may cause dilution to holdings in our Common Stock.

We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to investors in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. We are currently under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective, other than as have been previously filed and declared effective in connection with prior securities offerings. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, investors may be unable to participate in our rights offerings and may experience dilution in holdings in our common stock.

Our executive officers, directors, principal shareholders and their affiliates will continue to exercise significant influence over our company, which will limit the ability of holders of our common stock to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, principal shareholders and their affiliates represent, based on their reported ownership of our outstanding shares of common stock as of December 31, 2024, beneficially own, in the aggregate, approximately 8.5% of our outstanding shares of common stock, assuming no exercise of outstanding options and warrants to acquire additional shares of common stock. Furthermore, many of our current directors were appointed by our principal shareholders. As a result, such persons or their appointees to our board of directors, acting together, have and will continue to have the ability to control or significantly influence all matters submitted to our board of directors or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. A larger concentration of common stock ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. A larger concentration of voting power among shareholders may also have an adverse effect on the price of our common stock.

Resales of our common stock in the public market during an offering by our stockholders may cause the market price of our common stock to fall.

We may issue common or preferred stock from time to time in connection with an offering. This issuance from time to time of these new shares, or our ability to issue these shares in this offering, could result in resales of our by our current stockholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

An active, liquid trading market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair the ability of any investor to sell our common stock at the time an investor may wish to sell them or at a price that an investor may consider reasonable. An inactive market may also impair our ability to raise capital by selling securities and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

We are not currently paying dividends and will likely continue not paying cash dividends on our common stock for the foreseeable future.

We have not in the past and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors should not rely on an investment in us if they require income generated from dividends paid on our capital stock. Any income derived from our common stock may only come from a rise in the market price of our common stock, which is uncertain and unpredictable.

We are an “emerging growth company” (as defined in the JOBS Act) and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have also elected to rely on an exemption that permits an emerging growth company to include only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure, and we have therefore only included two years of audited financial statements, selected financial data and management’s discussion and analysis of financial condition and results of operations in this Annual Report. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock shares that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

We incur significant costs as a result of operating as a U.S. listed public company and our management is required to devote substantial time and expense to various compliance issues.

As a publicly-traded company in the United States, and particularly if we cease to be an “emerging growth company” as defined in the JOBS Act, we continue to and will incur substantial legal, accounting and other expenses as a result of the reporting requirements of the Exchange Act. In addition, Sarbanes-Oxley Act, along with rules promulgated by the SEC, and Nasdaq, where our common stock trades, have significant requirements on public companies, including many changes involving corporate governance. Management and other company personnel devote a substantial amount of time ensuring our compliance with these regulations. Accordingly, our legal, accounting and financial compliance expenses have significantly increased, and certain corporate actions have become more time-consuming and costly. For example, these regulations have made it more difficult to attract and retain qualified members of our board of directors and various corporate committees. Obtaining director and officer liability insurance is significantly more expensive as a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our commons stock adversely, the trading price and volume of our Common Stock could decline.

The trading market for our common stock are influenced by the research reports and opinions that securities or industry analysts publish about our business. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If no analysts cover us or if one or more analysts cease to cover us or fail to publish reports in a regular manner, we could lose visibility in the financial markets, which could cause a significant and prolonged decline in the trading price of our common stock due to lack of investor awareness.

In the event that we do not obtain analyst coverage, or if one or more of the analysts downgrade our common stock or comment negatively about our prospects or the prospects of other companies operating in our industry, the trading price of our common stock could decline significantly. There is no guarantee that equity research organizations will elect to initiate or sustain research coverage of us, nor whether such research, if initiated, will be positive towards the trading price of our common stock or our business, financial condition, results of operations and prospects.

As a U.S. public reporting company, we are required to maintain effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner.

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If we or, if required, our auditor is unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our ADSs may decline.

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

We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. Any failure to implement these requirements in a timely manner or to maintain internal control over our financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may become involved in securities class action litigation that could divert management’s attention and adversely affect our business and could subject us to significant liabilities.

The stock markets have, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the shares of biotechnology and pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in the “Risk Factors” section of this quarterly report and in or annual report, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant share price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 3, 2024 (incorporated by reference to Exhibit 3.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K filed on December 23, 2024)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K filed on December 23, 2024)
10.1+	Neuphoria Therapeutics Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Neuphoria Therapeutics Inc.’s Registration Statement on Form S-8, filed on January 28, 2025)
10.2+

At The Market Offering Agreement, by and between the Registrant and H.C. Wainwright & Co., LLC, as amended (incorporated by reference to Exhibit 1.2 to Neuphoria Therapeutics Inc.’s Registration Statement on Form S-3, filed on January 6, 2025)

10.3

Research Collaboration and License Agreement, dated June 26, 2014, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.1 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.4

First Amendment to Research Collaboration and License Agreement, dated October 2, 2015, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.2 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.5

Second Amendment to Research Collaboration and License Agreement, dated May 9, 2016, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.3 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.6

Third Amendment to Research Collaboration and License Agreement, dated November 8, 2016, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.4 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.7

Fourth Amendment to Research Collaboration and License Agreement, dated April 26, 2017, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.5 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.8

IP License Agreement, dated November 18, 2020, by and between Bionomics Limited and Carina Biotech Pty Ltd. (incorporated by reference to Exhibit 10.6 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.9

Lease, dated May 31, 2021, by and between Bionomics Limited and 200 Greenhill Road PTY LTD (incorporated by reference to Exhibit 4.10 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023)

10.10

Consultancy Agreement, dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 10.12 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.11

Letter, dated June 28, 2021, amending the Consultancy Agreement dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 10.13 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.12

Letter, dated July 23, 2022, amending the Consultancy Agreement dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 4.16 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.13

Letter of Appointment, dated September 3, 2008, between Bionomics Limited and Elizabeth Doolin (incorporated by reference to Exhibit 10.14 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.14

Letter, dated July 1, 2020, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 10.15 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.15

Letter, dated July 1, 2021, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 10.16 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.16

Letter, dated July 1, 2022, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 4.20 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.17

Amended and Restated Employment Agreement, dated January 15, 2023, between Spyridon “Spyros” Papapetropoulos and Bionomics Inc., (incorporated by reference to Exhibit 4.23 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.18

Consulting Agreement, dated July 2021 and amended in May 2023 and August 2023, between Danforth Advisors, LLC and Bionomics Limited, (incorporated by reference to Exhibit 4.24 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.19

Securities Purchase Agreement, dated May 31, 2024, between Bionomics Limited and Armistice Capital Master Fund Ltd., (incorporated by reference to Exhibit 99.1 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)

10.20

Registration Rights Agreement between Bionomics Limited and Armistice Capital Master Fund Ltd., dated June 3, 2024 (incorporated by reference to Exhibit 99.2 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)

10.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 99.3 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)
10.22	Form of Accompanying Warrant (incorporated by reference to Exhibit 99.4 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)
10.23

Common Stock Purchase Warrant, dated December 24, 2024, issued by Neuphoria Therapeutics Inc. to Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 10.1 to Neuphoria Therapeutics Inc.’s Registration Statement on Form S-3, filed on January 6, 2025)

10.24

Engagement Letter, dated December 1, 2023, between WG Partners and Bionomics Limited (incorporated by reference to Exhibit 10.25 to Bionomics Limited’s Registration Statement on Form F-1 filed on June 18, 2024)

10.25

Scheme Implementation Agreement, as amended, dated October 1, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc. (incorporated by reference to Bionomics Limited’s Current Report on Form 8-K filed on October 2, 2024)

10.26

Amendment to Scheme Implementation Agreement, dated October 24, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc. (incorporated by reference to Bionomics Limited’s Current Report on Form 8-K filed on November 8, 2024)

10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on December 23, 2024)
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

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

+ Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company

Date: February 14, 2025	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Chief Executive Officer and Director

Date: February 14, 2025	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer