Form 10-Q
period 2025-03-31
Neuphoria Therapeutics Inc.
filed 2025-05-20
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 16, 2025, there were 1,879,962 shares of the registrant’s common stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,044,750	$12,608,109
Accounts receivable, non-trade	24,592	126,884
Prepaid insurance expense	20,897	458,765
Total current assets	17,090,239	13,193,758
Property and equipment, net	1,623	1,994
Intangible assets, net	4,970,474	5,467,522
Operating lease right-of-use assets	125,213	216,975
Restricted cash	74,732	78,826
Goodwill	8,451,038	8,690,018
Total assets	$30,713,319	$27,649,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$745,336	$2,243,662
Accrued expenses and other current liabilities	684,989	1,463,421
Operating lease liability	121,738	121,990
Total current liabilities	1,552,063	3,829,073
Operating lease liability, net of current portion	19,322	117,628
Contingent consideration	491,785	587,762
Deferred tax liability	761,737	963,540
Accompanying warrants liability	1,887,457	4,657,832
Other non-current liabilities	3,647	2,886
Total liabilities	4,716,011	10,158,721
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.00001 par value, 1,853,966 and 1,103,954 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	19	11
Additional paid-in capital	199,372,800	198,481,027
Accumulated other comprehensive loss, net of tax	(3,912,465)	(3,013,595)
Accumulated deficit	(169,463,046)	(177,977,071)
Total shareholders’ equity	25,997,308	17,490,372
Total liabilities and shareholders’ equity	$30,713,319	$27,649,093

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$15,000,000	$-	$15,662,715	$-
Operating expenses:
Research and development	1,616,011	1,198,546	5,253,953	6,321,691
General and administrative	1,406,796	1,195,485	5,702,807	6,092,809
Total operating expenses	3,022,807	2,394,031	10,956,760	12,414,500
Income (loss) from operations	11,977,193	(2,394,031)	4,705,955	(12,414,500)
Other income (loss):
Interest income, net	12,741	52,615	79,452	193,770
Gain (loss) on foreign currency transactions	172,946	216,847	522,410	(148,296)
Research and development incentive award	(5,227)	271	301,006	94,981
Gain (loss) on fair value adjustments	(976,678)	(637,467)	2,703,438	(584,299)
Total other income (loss)	(796,218)	(367,734)	3,606,306	(443,844)
Income (loss) before income tax expense	11,180,975	(2,761,765)	8,312,261	(12,858,344)
Income tax benefit (expense)	81,186	(16,383)	201,764	53,204
Net income (loss)	11,262,161	(2,778,148)	8,514,025	(12,805,140)
Other comprehensive loss:
Unrealized loss on foreign currency translation	(195,818)	(561,948)	(898,870)	(174,332)
Total other comprehensive loss:	(195,818)	(561,948)	(898,870)	(174,332)
Comprehensive income (loss)	$11,066,343	$(3,340,096)	$7,615,155	$(12,979,472)

Net income (loss) per share - basic	$6.55	$(2.83)	$5.56	$(15.20)
Weighted-average common shares outstanding - basic	1,719,073	981,040	1,530,091	842,431

Net income (loss) per share - diluted	$6.55	$(2.83)	$3.75	$(15.20)
Weighted-average common shares outstanding - diluted	1,719,073	981,040	1,530,091	842,431

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	339,408	3	-	406	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	1,443,362	$14	$-	$198,280,422	$(2,428,214)	$(178,781,858)	$17,070,364
Exercise of pre-funded ADS warrants	185,297	2	-	218	-	-	220
Share issue costs	-	-	-	(111,777)	-	-	(111,777)
Share-based compensation	-	-	-	20,970	-	-	20,970
Other comprehensive loss	-	-	-	-	(1,288,433)	-	(1,288,433)
Net loss	-	-	-	-	-	(1,943,349)	(1,943,349)
Balance at December 31, 2024	1,628,659	$16	$-	$198,189,833	$(3,716,647)	$(180,725,207)	$13,747,995
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.1 million	225,307	3	-	1,162,501	-	-	1,162,504
Share-based compensation	-	-	-	20,466	-	-	20,466
Other comprehensive loss	-	-	-	-	(195,818)	-	(195,818)
Net income	-	-	-	-	-	11,262,161	11,262,161
Balance at March 31, 2025	1,853,966	$19	$-	$199,372,800	$(3,912,465)	$(169,463,046)	$25,997,308

Balance at June 30, 2023	679,970	$7	$-	$187,554,244	$(3,058,783)	$(162,484,905)	$22,010,563
Issuance of ADS shares, net of issuance costs of $0.5 million	175,072	2	(5,648,976)	6,261,512	-	-	612,538
Share-based compensation	-	-	-	140,448	-	-	140,448
Other comprehensive loss	-	-	-	-	(63,469)	-	(63,469)
Net loss	-	-	-	-	-	(5,472,568)	(5,472,568)
Balance at September 30, 2023	855,042	$9	$(5,648,976)	$193,956,204	$(3,122,252)	$(167,957,473)	$17,227,512
Issuance of ADS shares, net of issuance costs of $0.3 million and stock subscription receivable	36,073	-	(311,426)	288,784	-	-	(22,642)
Collection of subscription receivable	-	-	5,648,976	-	-	-	5,648,976
Share-based compensation	-	-	-	746,936	-	-	746,936
Other comprehensive income	-	-	-	-	451,085	-	451,085
Net loss	-	-	-	-	-	(4,554,424)	(4,554,424)
Balance at December 31, 2023	891,115	$9	$(311,426)	$194,991,924	$(2,671,167)	$(172,511,897)	$19,497,443
Exercise of common stock options	-	-	-	-	-	-	-
Issuance of ADS shares, net of issuance costs of $0.1 million	104,798	1	-	1,436,932	-	-	1,436,933
Collection of subscription receivable	-	-	311,426	-	-	-	311,426
Share-based compensation	-	-	-	40,031	-	-	40,031
Other comprehensive loss	-	-	-	-	(561,948)	-	(561,948)
Net loss	-	-	-	-	-	(2,778,148)	(2,778,148)
Balance at March 31, 2024	995,913	$10	$-	$196,468,887	$(3,233,115)	$(175,290,045)	$17,945,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$8,514,025	$(12,805,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	65,505	707,092
Depreciation and amortization expense	497,265	497,306
Non-cash rent expense	91,762	88,609
Change in fair value of accompanying warrant liability	(2,770,375)	-
Change in fair value of contingent consideration	66,937	584,299
Effect of foreign currency remeasurement	(633,539)	59,898
Changes in assets and liabilities:
Accounts receivable, non-trade	102,292	320,380
Prepaid insurance expense	437,868	164,273
Accounts payable	(1,498,326)	(858,952)
Accrued expenses and other current liabilities	(778,432)	(221,054)
Operating lease liabilities	(98,558)	(88,801)
Deferred tax liability	(201,803)	(104,380)
Contingent consideration	(133,080)	-
Other non-current liabilities	761	(13,517)
Net cash provided by (used in) operating activities	3,662,302	(11,669,987)
Cash flows from financing activities:
Proceeds from the sale of equity, net of issuance costs of $0.4 million	823,601	-
Proceeds from the sale of equity, net of issuance costs of $0.9 million	-	7,987,228
Net cash provided by financing activities	823,601	7,987,228
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(53,356)	4,607
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,432,547	(3,678,152)
Cash, cash equivalents, and restricted cash, beginning of period	12,686,935	12,181,944
Cash, cash equivalents, and restricted cash, end of period	$17,119,482	$8,503,792

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$17,044,750	$8,426,061
Restricted cash	74,732	77,731
Total cash, cash equivalents, and restricted cash	$17,119,482	$8,503,792

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

On October 1, 2024, Bionomics Limited ("Bionomics") announced its intention to redomicile from Australia to the United States via a proposed scheme of arrangement under Australian law between Bionomics and its shareholders (the “Scheme”). Implementation of the Scheme was subject to approval of Bionomics’ shareholders as well as Australian regulatory and court approvals. Bionomics’ ordinary shares, in the form of American Depositary Shares (“ADSs”) traded in the United States since listing on the Nasdaq Global Market ("Nasdaq") in December 2021 until December 23, 2024. The Scheme was approved by Bionomics shareholders and an Australian court in December 2024. On December 23, 2024, shareholders of Bionomics received a proportionate number of shares of common stock in Neuphoria for purposes of the redomiciliation. Neuphoria is the successor issuer to Bionomics and shares of Neuphoria’s common stock commenced trading on Nasdaq on December 24, 2024. All of the issued and outstanding ordinary shares of Bionomics were exchanged for newly issued shares of common stock of Neuphoria, on the basis of one share of common stock for every 2,160 ordinary share. Shareholders of Bionomics’ ADSs (each of which represented 180 ordinary shares) were exchanged for one share of common stock for every 12 ADS held. In addition, as a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options and issued a warrant to purchase 1,054,381 shares of common stock in Neuphoria to an institutional investor that held a warrant to purchase 12,652,572 ADSs of Bionomics (“Bionomics Warrant”), in exchange for the Bionomics Warrant.

The issued and outstanding shares and all share and earnings per share amounts of Neuphoria’s common stock as shown in this report have been adjusted in the condensed consolidated financial statements to reflect the redomiciliation as if it had occurred on June 30, 2023.

Details of the Company’s entity structure at the end of the reporting period are as follows (post-redomiciliation):

Name	Entity	Country of Incorporation
Neuphoria Therapeutics Inc.	Parent	United States
Bionomics Limited	Subsidiary	Australia
Bionomics, Inc.	Subsidiary	United States

Liquidity and Going Concern

As of March 31, 2025, the Company had working capital of $15.5 million, an accumulated deficit of $169.5 million, and cash and cash equivalents of $17.0 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company earned net income of $11.3 million and $8.5 million for the three and nine months ended March 31, 2025 resulting from the receipt of milestone payments associated with our research collaboration and licensing agreements (Note 12) and incurred a net loss of $15.5 million for the year ended June 30, 2024. The Company also generated $3.7 million of cash for operating activities during the nine months ended March 31, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities into the first quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Basis of Presentation

In December 2024, a Scheme was approved by Bionomics shareholders and an Australian court, and, on December 23, 2024, shareholders of Bionomics received a proportionate number of shares of common stock in Neuphoria for purposes of the redomiciliation and Bionomics became a wholly-owned subsidiary of Neuphoria, which is the new parent company of Bionomics. The historical financial statements of Bionomics became the historical financial statements of the combined company upon consummation of the redomiciliation. As a result, the financial statements included in this report reflect (i) the historical operating results of Bionomics, its subsidiaries, and Neuphoria beginning July 1, 2024; (ii) the combined results of the Company, Bionomics, and subsidiaries following the formation of Neuphoria; and (iii) the Company’s equity structure for all periods presented, including adjusting the issued and outstanding shares of common stock to reflect the redomiciliation as if it had occurred on June 30, 2023.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of June 30, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of March 31, 2025 and for the three and nine months ended March 31, 2025, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on September 30, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of March 31, 2025, results of its operations for the three and nine months ended March 31, 2025, shareholders’ equity for the three and nine months ended March 31, 2025, and cash flows for the nine months ended March 31, 2025, have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2025.

The Company was previously classified as a foreign private issuer (“FPI”); however, as of December 31, 2023 (the "Measurement Date") the Company determined that it no longer satisfied the criteria to be considered an FPI. As such, beginning on July 1, 2024, the Company was required to begin utilizing the SEC’s domestic reporting forms and apply U.S. GAAP as its accounting framework. There were no material adjustments required as a result of this adjustment to retrospectively apply U.S. GAAP to the accompanying condensed consolidated financial statements. Another requirement of utilizing the SEC’s domestic reporting forms is a requirement to use the U.S. dollar as the reporting currency. These consolidated financial statements reflect the change in reporting currency to the U.S. dollar applied retrospectively. References to “$” are U.S dollars and references to “A$” are to Australian dollars.

The presentation of shareholders' equity in the consolidated balance sheets at June 30, 2023, as previously reported under International Financial Reporting Standards ("IFRS") was reclassified to comply with the presentation under U.S. GAAP.

All share and earnings per share amounts presented herein reflect the impact of the redomiciliation as if it had taken effect on June 30, 2023.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company assesses its license arrangements within the scope of Topic 606 in accordance with this framework as follows:

License revenue

The Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. In assessing whether a promised good or service is distinct, and therefore a performance obligation, the Company considers factors such as the research, stage of development of the licensed product, manufacturing and commercialization capabilities of the customer, and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is based on observable prices of the performance obligations or, when such prices are not observable, are estimated. The estimation of SSP may include factors such as forecasted revenues or costs, development timelines, discount rates, probabilities of technical and regulatory success, and considerations such as market conditions and entity-specific factors. In certain circumstances, the Company may apply the residual method to determine the SSP of a good or service if the SSP is considered highly variable or uncertain. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the amount of estimated variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development, regulatory, or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensee and the transfer of the promised goods or services to the licensees will be one year or less. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses, and certain assets and liabilities at the balance sheet date. Such estimates include, but are not limited to, the performance obligations under the Company’s research collaboration and licensing agreements, the collectability of receivables, impairment evaluation for goodwill and intangible assets, and the fair values of contingent consideration and warrants. Actual results may differ from such estimates.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended March 31, 2025, besides those listed above, as compared to those identified in the fiscal 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to this new standard. However, given the Company has one reportable segment, this policy is not expected to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard but adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$491,785	$491,785
Accompanying warrants liability	-	-	1,887,457	1,887,457
Total liabilities measured at fair value	$-	$-	$2,379,242	$2,379,242

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$587,762	$587,762
Accompanying warrants liability	-	-	4,657,832	4,657,832
Total liabilities measured at fair value	$-	$-	$5,245,594	$5,245,594

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at March 31, 2025 and June 30, 2024 are contingent consideration and the accompanying warrant liability (also referred to herein as the Bionomics Warrant). The value of financial assets and other financial liabilities approximate their fair value. The following table gives information about how the fair value of the financial liability is determined.

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

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, each for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Payment of milestone obligation to Eclipse	(133,080)	-
Change in fair value, net of foreign currency effect	37,103	(2,770,375)
Balance at March 31, 2025	$491,785	$1,887,457

Contingent Consideration in a Business Combination
Balance at June 30, 2023	$2,456,199
Change in fair value	535,572
Balance at March 31, 2024	$2,991,771

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 4. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	March 31,	June 30,
	2025	2024
Research and development incentives receivable	$-	$96,154
GST receivables	21,684	30,444
Interest receivable	2,908	286
Total accounts receivable, non-trade	$24,592	$126,884

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

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term:

March 31,
2025
Remainder of 2025	$30,612
2026	114,663
Remaining lease payments	145,275
Less: effect of discounting	(4,215)
Present value of lease liability	$141,060

Current operating lease liabilities	$121,738
Non-current operating lease liabilities	19,322
Total	$141,060

The discount rate associated with the Company’s operating lease is 3.5% and the weighted average remaining lease term is approximately 1.2 years.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs
Research and development	$15,868	$15,218	$44,148	$45,902
General and administrative	15,921	16,945	49,727	50,859
Total	$31,789	$32,163	$93,875	$96,761

Note 6. Goodwill

The following table summarizes changes in the carrying value of goodwill for the nine months ended March 31, 2025 and 2024:

Carrying amount at June 30, 2024	$8,690,018
Foreign currency exchange differences	(238,980)
Carrying amount at March 31, 2025	$8,451,038

Carrying amount at June 30, 2023	$8,694,186
Foreign currency exchange differences	(68,082)
Carrying amount at March 31, 2024	$8,626,104

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit. There were no impairment indicators identified by the Company at March 31, 2025.

Note 7. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology and is carried at its cost on the date of acquisition, less accumulated amortization and impairment charges. There were no impairment indicators identified by the Company at March 31, 2025.

	Cancer Stem Cell Technology	Kv1.3 Compounds (1)	MultiCore (1)	VDA Compounds (1)
Carrying amount at June 30, 2024	$5,467,522	$-	$-	$-
Amortization expense	(497,048)	-	-	-
Carrying amount at March 31, 2025	$4,970,474	$-	$-	$-

Carrying amount at June 30, 2023	$6,130,253	$1,057,835	$865,664	$1,561,248
Amortization expense	(497,048)	(1,057,835)	(865,664)	(1,561,248)
Carrying amount at March 31, 2024	$5,633,205	$-	$-	$-

(1) As of June 30, 2024, the KV1.3 compound, VDA compound, MultiCore technology intangible assets have been derecognized as no future economic benefits are expected from their use or disposition.

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straight line basis over its estimated useful life of 20 years. There is currently no internally generated intellectual property that has been capitalized.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	June 30,
	2025	2024
Salary and benefits	$397,652	$648,858
Research and development expenses	209,287	134,910
Other	32,994	37,581
EDA Loan	31,400	33,120
Professional and consulting fees	13,656	297,780
Insurance	-	311,172
Total accrued expenses and other current liabilities	$684,989	$1,463,421

Note 9. Share Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. On December 24, 2024, our predecessor entity, Bionomics Limited, effected a redomiciliation through a scheme of arrangement under Australian law whereby and following which Neuphoria became the successor entity to Bionomics. As a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options. The structure of equity awards is under the active review of the Compensation Committee to ensure it meets good corporate practice for a company of our size, nature and company lifecycle. The Committee may, from time to time, grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Stock Bonus Awards and/or Performance Awards to one or more Eligible Persons. At March 31, 2025 there were 949,146 shares available for grant under the 2024 Plan.

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

Employee Share Plan

The objective of the A$1,000 Plan is to assist Management in the attraction and retention of employees, and to provide encouragement to become shareholders. An annual allocation of up to A$1,000 of shares may be granted and taxed on a concessional basis. No shares were issued to employees under the A$1,000 Plan during the nine months ended March 31, 2025 and 2024, respectively.

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

The following table summarizes employee and non-employee share option activity for the nine months ended March 31, 2025:

	Number of Options (1)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of June 30, 2024	51,127	$158.52	4.18	-
Lapsed	(273)	$445.96	—	-
Outstanding as of March 31, 2025	50,854	$157.09	3.46	-
Options exercisable as of March 31, 2025	44,601	$172.38	3.11	-

(1) The rollforward of the Number of Options has been corrected to reflect the proper number of lapsed instruments incurred during the nine months ended March 31, 2025 as compared to the information previously reported for the three months ended September 30, 2024. There was no impact to share-based compensation expense due to this corrected disclosure.

As of March 31, 2025, there was approximately $0.1 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 0.88 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

During the three months ended March 31, 2025 and 2024, the Company recognized total share-based compensation expense of less than $0.1 million during each period, respectively.

During the nine months ended March 31, 2025 and 2024, the Company recognized total share-based compensation expense of less than $0.1 million and $0.9 million, respectively.

Substantially all of the share-based compensation expense was recorded as general and administrative expense in all periods. There were no equity awards issued during the nine months ended March 31, 2025.

Note 10. Warrants

On December 24, 2024, Neuphoria, Bionomics Limited, and an institutional investor entered into a warrant exchange agreement (“Warrant Exchange Agreement”) pursuant to which the institutional investor’s cash exercise warrant issued by Bionomics on June 3, 2024, exercisable to purchase up to 12,652,572 ADSs of Bionomics, was cancelled and Neuphoria issued a warrant exercisable for up to 1,054,381 shares of common stock of Neuphoria at $11.88 per share (the “Warrant”) to the institutional investor. Under the terms of the Warrant, the institutional investor may not beneficially own more than 9.99% of Neuphoria’s outstanding shares of common stock at any time. The Warrant is immediately exercisable and remains exercisable until June 2, 2029 unless earlier fully exercised.

The following table summarizes warrant activity for the nine months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price USD
Balance at June 30, 2024	1,579,086	$7.92
Exercised	(524,705)	-
Balance at March 31, 2025	1,054,381	$11.88

The classification, expiration date, and exercise price of individual warrants at March 31, 2025 are as follows:

	Number of Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 accompanying warrants	1,054,381	$11.88	June 2029	Liability

1,054,381 warrants were exercisable at March 31, 2025.

The weighted average remaining contractual life of the accompanying warrants outstanding at March 31, 2025 is 4.18.

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

During the nine months ended March 31, 2025, the Company issued 524,705 shares of common stock to Armistice Capital upon exercise of pre-funded warrants through October 2024.

Authorized but Unissued Preferred Stock

Unless required by law or by any stock exchange on which our common stock may be listed, the authorized shares of preferred stock will be available for issuance without further action by our stockholders. Delaware law does not require stockholder approval for any issuance of authorized shares. However, the listing requirements of Nasdaq, which apply as long as our common stock is listed on Nasdaq, require stockholder approval of certain issuances equal to or exceeding 20% of the combined voting power of our common stock if issued at a discount to the market price of the common stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital, acquisitions, and employee benefit plans.

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

Note 12. License Revenue

Carina Biotech

In November 2020, the Company entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina Biotech"). Pursuant to the Carina Biotech License, the Company is eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues.

During October 2024, Carina Biotech made a milestone payment to the Company in the gross amount of A$1 million under the terms of the Carina Biotech License agreement. The milestone payment was due to the Company as Carina Biotech achieved the initiation of the first Phase 1 Clinical Trial (i.e., first dosing in a human subject).

Merck & Co., Inc.

In June 2014, the Company entered into a Research Collaboration and License Agreement with Merck & Co., Inc. (“Merck”) ("Merck Agreement") to develop α7 receptor PAMs targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Under the Merck Agreement, Merck funded certain research and development activities on a full-time equivalent (“FTE”) basis pursuant to a research plan. Merck funds current and future research and development activities, including clinical development and worldwide commercialization of any products developed from the license granted by the Company.

On March 19, 2025, the Company received a $15 million milestone payment from Merck. The payment was triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 nicotinic acetylcholine receptor positive allosteric modulator, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the second milestone achieved in the collaboration with Merck. Under the agreement, as amended, Neuphoria is eligible to receive up to $450 million in additional research and commercial milestone payments for certain development and commercial milestones associated with the progress of multiple candidates, plus royalties on net sales of any licensed medicines.

The Company evaluated the Merck Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers(“ASC 606”). The Company’s obligation under the Merck Agreement related to the residual variable consideration associated with the Merck Agreement are as follows: the Company granted to Merck an exclusive license (even as to Bionomics and its Affiliates) in the Territory under the Bionomics Ltd. Patent Rights and Bionomics Ltd. Know-How, with a right to grant and authorize sublicenses, to research, develop, make, have made, use, offer to sell, sell, import and/or otherwise exploit Compounds and Products in the Field.

Regulatory milestone payments are triggered upon the achievement of certain research and commercial milestones. The commercial milestone payments and royalties are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied, or partially satisfied, because the exclusive license is deemed to be the sole or predominant item to which the payments relate. As all performance obligations are satisfied, the Company will recognize royalty revenue at the date the sales occur.

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the Agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the nine months ended March 31, 2025.

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate. The Company recognized tax benefit of $81,186, or 0.73%, and tax expense of $16,383, or 0.59% three months ended March 31, 2025 and 2024, respectively. The Company recognized tax benefits of $201,764, or 2.43%, and $53,204, or 0.41%, for the nine months ended March 31, 2025 and 2024, respectively.

Note 14. Net Income (Loss) per Share

The following table details the compilation of diluted earnings per share for the three and nine months ended March 31, 2025:

	Three months ended	Nine Months Ended
	March 31, 2025	March 31, 2025
Earnings per share - basic:
Net Income	$11,262,161	$8,514,025
Weighted average shares - basic	1,719,073	1,530,091
Net income per share - basic	$6.55	$5.56

Earnings per share - diluted:
Net Income	$11,262,161	$8,514,025
Less: effect of revaluation of accompanying warrant liability	—	(2,770,375)
Net income plus assumed conversion of accompanying warrants	$11,262,161	$5,743,650
Weighted average shares - diluted	1,719,073	1,530,091
Net income per share - diluted	$6.55	$3.75

The dilutive effect of the accompanying warrants has been excluded in the calculation of weighted-average shares - diluted as required under the treasury stock method, which assumes conversion of the accompanying warrants only for those instruments that are in-the-money at any time during the reporting period. At no time during the three and nine months ended March 31, 2025 were the accompanying warrants in-the-money.

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of ordinary shares for the purposes of diluted loss per share.

	March 31,
	2025	2024
Options to purchase common stock	50,854	49,897
Warrants to purchase common stock	1,054,381	1,054,381

All share and earnings per share amounts presented above reflect the impact of the redomiciliation as if it had taken effect on July 1, 2023.

Note 15. Related Party Transactions

Danforth Advisors

In July 2021, we entered into a consulting agreement with Danforth Advisors LLC (“Danforth”) to provide consulting services to the Company. The Danforth agreement was amended in May 2023, and further amended in August 2023. Pursuant to the agreement, Danforth provides us with the Chief Financial Officer services of Mr. Cunningham, in addition to technical accounting and financial reporting services provided by other Danforth staff persons, in exchange for fees payable to Danforth. The Danforth agreement will continue until such time as either party has given notice of termination pursuant thereto with cause upon 30 days prior written notice to the other party; or without cause upon 60 days prior written notice.

WG Partners LLP

In December 2023, we executed an engagement letter with WG Partners LLP to provide financial advisory services to Bionomics, our predecessor entity. David Wilson, a director of Neuphoria, is the Chairman and Chief Executive Officer of WG Partners. Under the agreement, Neuphoria must pay WG Partners a monthly fee of $15,000 and commission of up to 5% of any fundraising proceeds attributable to this relationship. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three and nine months ended March 31, 2025, we paid WG Partners $59,841 and $79,206, respectively, for its services under terms and conditions that are on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in USD dollars, the liability decreased approximately $0.1 million during the nine months ended March 31, 2025 and increased approximately $0.5 million during the nine months ended March 31, 2024 (see Note 3). Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech Pty Ltd (“Carina”).

The following table summarizes contingent consideration activity for the nine months ended March 31, 2025 and 2024:

Contingent Consideration in a Business Combination
Balance at June 30, 2024	$587,762
Payment of milestone obligation to Eclipse	(133,080)
Change in fair value, net of foreign currency effect	37,103
Balance at March 31, 2025	$491,785

Contingent Consideration in a Business Combination
Balance at June 30, 2023	$2,456,199
Change in fair value, net of foreign currency effect	535,572
Balance at March 31, 2024	$2,991,771

The guidance in ASC 805, Business Combinations, requires an acquirer to recognize contingent consideration obligations as of the acquisition date at fair value as part of the consideration transferred in exchange for the acquired business. Subsequent changes in the fair value are recognized in the Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss).

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

Note 18. Immaterial Correction of Prior Quarter Error

During the three months ended March 31, 2025, the Company identified an error in the financial statements for the three and six months ended December 31, 2024, where it did not record approximately $0.3 million in general and administrative and research and development expenses during the periods then ended. The Company recorded the expenses during the three months ended March 31, 2025, effectively correcting the cutoff error on a year-to-date basis. The Company assessed the materiality of the cut-off error in accordance with applicable accounting guidance. The effect of the error had no impact on the Company’s financial statements for the nine months ended March 31, 2025.

The financial reporting period affected by this error includes the Company’s previously reported unaudited condensed consolidated financial statements as of, and for the three and six months ended, December 31, 2024. As noted above, the Company effectively corrected the error during the three months ended March 31, 2025, as presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The Company considered the impact of the prior December 31, 2024 quarterly period error and impact of correcting the error in the current March 31, 2025 quarterly period to be immaterial. A summary of the immaterial corrections to the Company’s previously reported unaudited condensed consolidated financial statements are as follows:

	As of December 31, 2024
	As Reported	Correction	As Corrected
Accrued expenses and other current liabilities	$484,515	$309,366	$793,881
Accumulated other comprehensive loss, net of tax	(3,716,647)	(20,004)	(3,736,651)

	Three Months Ended December 31, 2024
	As Reported	Correction	As Corrected
Research and development	$1,737,039	$130,381	$1,867,420
General and administrative	2,629,187	198,989	2,828,176

	Six Months Ended December 31, 2024
	As Reported	Correction	As Corrected
Research and development	$3,637,942	$130,381	$3,768,323
General and administrative	4,296,011	198,989	4,495,000

Note 19. Subsequent Events

The Company has evaluated subsequent events through May 20, 2025 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as follows:

Equity Issued Under the At-The-Money ("ATM") Facility

From April 1, 2025 through May 20, 2025 the Company issued 25,321 shares of common stock under its ATM facility for net proceeds of approximately $0.1 million.

Grants made under the 2024 Equity Incentive Plan

On April 16, 2025 the Board granted a total of 33,915 restricted stock units to its members, 27,000 non-qualified stock options to Dr. Spyros Papapetropoulos, and 13,500 non-qualified stock options to a key employee.

There are no other matters or circumstances that have arisen since March 31, 2025 which significantly affect or may significantly affect the results of the operations of the Company.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2025, our operations have been financed primarily by aggregate net proceeds of $192.7 million from the sale and issuances of our equity, $28.5 million in the form of an upfront payment, research funding and a milestone payment from the 2014 Merck Agreement, and $66.8 million from Australian research and development credits and government grants and assistance.

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

Since inception, we have had significant operating losses and have an accumulated deficit of $169.5 million at March 31, 2025. The Company realized net income of $11.3 million and $8.5 million for the three and nine months ended March 31, 2025 and incurred a net loss of $15.5 million for the year ended June 30, 2024. The Company also generated $3.7 million of cash from operating activities during the nine months ended March 31, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities into the first quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Research Collaboration and License Agreements

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

In September 2014, we entered the 2014 Merck Research Collaboration and License Agreement to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Pursuant to the Merck Agreement, we received upfront payments totaling $17 million, another $10 million in February 2017 when the first compound from the collaboration entered Phase 1 clinical trials, and another $15 million in March 2025 upon the first dosing of a patient in a phase II clinical trial. We are also eligible to receive up to an additional $450 million in milestone payments for achievement of certain development and commercial milestones.

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the Merck Agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the nine months ended March 31, 2025.

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

Substantially all our direct research and development expenses during the three months ended March 31, 2025 and 2024 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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

Other Income (Loss)

Other income (loss) consists of net interest income, foreign currency gains and losses, fair value adjustments, and other gains and losses.

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the nine months ended March 31, 2025 and 2024, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the nine months ended March 31, 2025 and 2024, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Revenue	$15,000,000	$-	$15,000,000	N/A
Research and development	(1,616,011)	(1,198,546)	417,465	34.8%
General and administrative	(1,406,796)	(1,195,485)	211,311	17.7%
Other income (loss)	(796,218)	(367,734)	(428,484)	(116.5)%
Income (loss) before income tax expense	$11,180,975	$(2,761,765)

Revenue

Our revenue increased during the three months ended March 31, 2025, as compared to the same period ended 2024, as a result of the $15 million milestone payment received from the Merck Agreement in March 2025.

Research and Development Expenses

Our research and development activities in the three months ended March 31, 2025 and 2024 were principally focused on the advancement of BNC210. The increase in the three months ended March 31, 2025 of approximately $0.4 million, as compared to the same period ended 2024, was primarily due to increased expenditures associated with the PTSD ATTUNE clinical trial $0.1 million combined with an increase in expenditures for our SAD PREVAIL Phase 3 clinical trial of $0.5 million, partially offset by decreases in salaries expense and consulting expense of $0.2 million.

During the three months ended March 31, 2025, approximately 80% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the three months ended March 31, 2025, approximately 15% was attributable to PSTD ATTUNE and 65% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.2 million increase in general and administrative expenses during the three months ended March 31, 2025, as compared to the same period ended in 2024, was due to an increase in consulting costs of $0.1 million in the current period combined with increases in administrative costs of $0.2 million, as the Company focused on integration activities associated with the redomiciliation that occurred on December 24, 2024, partially offset by a decrease in professional services of $0.1 million.

Other Income (Loss)

The net decrease in other income of $0.4 million for the three months ended March 31, 2025, as compared to the same period ending in 2024, was primarily due to the fair value adjustment associated with our accompanying warrant liability.

Comparison of the nine months ended March 31, 2025 and 2024

	Nine Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Revenue	$15,662,715	$-	$15,662,715	N/A
Research and development	(5,253,953)	(6,321,691)	(1,067,738)	(16.9)%
General and administrative	(5,702,807)	(6,092,809)	(390,002)	(6.4)%
Other income (loss)	3,606,306	(443,844)	4,050,150	912.5%
Income (loss) before income tax expense	$8,312,261	$(12,858,344)

Revenue

Our revenue increased during the nine months ended March 31, 2025, as compared to the same period ended 2024, as a result of the $0.7 million milestone payment received from the licensing agreement with Carina Biotech Pty Ltd in October 2024 and the $15 million milestone payment received from the Merck Agreement in March 2025.

Research and Development Expenses

Our research and development activities in the nine months ended March 31, 2025 and 2024 were principally focused on the advancement of BNC210. The decrease in the nine months ended March 31, 2025 of approximately $1.1 million, as compared to the same period ended in 2024, was primarily due to decreased expenditures of $0.6 million for the SAD PREVAIL Phase 3 clinical trial, which started during February 2022, decreased expenditures of $0.2 million for salaries and consulting expenses, decreased expenditures of $0.1 million associated with patent prosecution, and decreased expenditures of $0.2 million for other general research & development activities.

During the nine months ended March 31, 2025, approximately 80% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the nine months ended March 31, 2025, approximately 15% was attributable to PSTD ATTUNE and 65% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.4 million decrease in general and administrative expenses during the nine months ended March 31, 2025, as compared to the same period ended in 2024, was due to decreases in headcount-related and consulting costs of $0.5 million resulting from the streamlining of operations upon completion of the redomiciliation, combined with a decrease in insurance costs post-redomiciliation of $0.4 million, partially offset by an increase in professional services of $0.5 million to complete the redomiciliation process as compared to the nine months ended March 31, 2024.

Other Income (Loss)

The net increase in other income of $4.1 million for the nine months ended March 31, 2025, as compared to the same period ending in 2024, was primarily due to an increase in other income for the fair value adjustment associated with our accompanying warrant liability of $3.3 million, an increase in other income associated with research and development incentive awards of approximately $0.2 million, and a gain on foreign currency transactions of approximately $0.7 million, partially offset by a decrease in interest income of approximately $0.1 million.

Off-Balance Sheet Arrangements

We did not have during the nine months ended March 31, 2025, nor we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of March 31, 2025, we had cash and cash equivalents of $17.0 million and an accumulated deficit of $169.5 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

Comparison of the nine months ended March 31, 2025 and 2024

	Nine Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$3,662,302	$(11,669,987)
Net cash provided by financing activities	823,601	7,987,228
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(53,356)	4,607
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,432,547	$(3,678,152)

Operating Activities

The net cash provided by (used in) operating activities for the nine months ended March 31, 2025 and 2024 was approximately $3.7 million and $(11.7) million, respectively, and represents an increase in cash provided by operations of approximately $15.3 million during the nine months ended March 31, 2025, as compared to the same period ending in 2024. The increase in cash provided by operations is directly due to the $15.7 million of license revenue received and recognized during the nine months ended March 31, 2025, as compared to the same period ended in 2024.

The $8.5 million of net income for the nine months ended March 31, 2025, as compared to the net loss of $12.8 million for the nine months ended March 31, 2024, was partially offset by a $0.6 million decrease in share based compensation during the nine months ended March 31, 2025, combined with the $0.5 million effect of the remeasurement of contingent consideration and the $2.8 million effect of the remeasurement of the accompanying warrant liability, a $0.7 million effect of foreign currency remeasurement, and a $1.4 million increase in cash used for working capital, all as compared to the nine months ended March 31, 2024.

Investing Activities

There were no transactions categorized as investing activities during either of the nine months ended March 31, 2025 and 2024.

Financing Activities

Financing activities in the nine months ended March 31, 2025 represent issuance of shares, net of associated issue costs, associated with the utilization of our at-the-market ("ATM") facility.

Financing activities in the nine months ended March 31, 2024 represent the issuance of ADS shares pursuant to the ATM facility, net of issue costs of $0.9 million.

On November 18, 2024, the Company announced the establishment of an ATM offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”). Pursuant to the Sales Agreement, the Sales Agent will act as the Company’s agent with respect to an offering and sale, at any time and from time to time, of the Company’s common stock, par value per share of $.00001(the “Shares”). The Company has authorized the sale, at its discretion, of Shares in an aggregate offering amount up to $3,560,318 under the Sales Agreement. Sales of the Shares, if any, under the Sales Agreement will be made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Sales Agent will use commercially reasonable efforts consistent with normal trading and sales practices.

The offer and sale of the Shares will be made pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) and declared effective on January 8, 2025 (File No. 333-283306, the “Registration Statement”), and a related prospectus, as supplemented by a prospectus supplement pursuant to Rule 424(b). The Company is not obligated to make any sales of Shares under the Sales Agreement and no assurance can be given that we will sell any Shares under the Sales Agreement, or if we do, as to the price or amount of Shares that we will sell, or the dates on which any such sales will take place (other than as reportable on our periodic reports filed with the SEC).

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

The Company has made sales under the Sales Agreement for net proceeds of approximately $1.1 million under its ATM facility during the nine months ended March 31, 2025. A copy of the Sales Agreement is filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 21, 2024, which is incorporated herein by reference.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, combined with our existing ATM facility, will be sufficient to continue funding our development activities through late in the first quarter of fiscal 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024, and in our Quarterly Report for the three and six months ended December 31, 2024. Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities. Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024.

If we fail to meet the continued listing requirements of Nasdaq, it could result in a de-listing of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, continued listing requirements such as the minimum $1.00 closing bid price requirement, Nasdaq could take steps to delist our common stock. Any failure by us to comply with Nasdaq’s continued listing standards could result in a deficiency notice and, if not cured within the applicable period, could result in delisting. Our shares of common stock are currently listed on the Nasdaq Global Market. While we believe we are currently in full compliance with applicable Nasdaq listing standards, we have in the past received notices of non-compliance, which we have addressed and resolved. For example, on January 10, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock of $1.00 or greater per share for ten (10) consecutive business days, from December 24, 2024 through January 8, 2025, and that the Minimum Bid Price Requirement matter is now closed. It should be noted, however, that any future Nasdaq action relating to a delisting could have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock or other securities when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of institutional investor interest, reduced research coverage, and fewer business development opportunities.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs and other critical business functions.

Our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Following the recent COVID-19 pandemic, we face increased cybersecurity risks due to a broader reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. For example, we recently became aware of a breach of our email system, which we quickly remediated and addressed. While this breach ultimately did not result in immediate material harm to us or our financial position, if such an event were to occur again, it could result in a material disruption of our programs, negatively impact our operations, financial position or prevent us from continuing our clinical trials, among other serious adverse events and impacts. Additionally, the loss of clinical trial data from completed or any future ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and the loss of research data could result in delays of our research and development efforts and it would be expensive to recover or reproduce the data. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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
10.2

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

Company

Date: May 20, 2025	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Chief Executive Officer and Director

Date: May 20, 2025	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer