Form 10-K
period 2025-06-30
Neuphoria Therapeutics Inc.
filed 2025-09-29
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41157

Neuphoria Therapeutics Inc.

(Exact name of Registrant as specified in its Charter)

Delaware

Delaware	99-3845448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Summit Drive, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 439-5551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	NEUP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ NO ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,213,998 based on the closing price of the registrant’s Common Stock on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s Common Stock outstanding as of September 29, 2025 was 2,357,613.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

i

Basis of Presentation

Neuphoria Therapeutics Inc. is a Delaware corporation (“Neuphoria”) listed on the Nasdaq Global Market. We were formally known as Bionomics Limited ("Bionomics") an Australian company that on October 1, 2024 entered into a Scheme Implementation Agreement with Neuphoria to re-domicile from Australia to the State of Delaware pursuant to a Scheme of Arrangement under Australian law. On December 23, 2024, the re-domiciliation of Bionomics was implemented and effectuated in accordance with the Scheme Implementation Agreement, as amended. As a result, (i) holders of ordinary shares of Bionomics received one share of our common stock for every 2,160 ordinary shares of Bionomics held on the Scheme record date; (ii) holders of Bionomics’ American Depositary Shares (“ADS”) with each ADS representing 180 ordinary shares of Bionomics, received one share of Neuphoria’s common stock for every 12 ADSs held on the Scheme record date; and (iii) we became the successor issuer to Bionomics. Prior to our redomiciliation, since July 1, 2024, we had been reporting as a domestic U.S. issuer on SEC Forms 10-K, 10-Q, and 8-K.

The terms “we,” “our,” “us” and the “Company” in this Annual Report on Form 10-K refer to Neuphoria Therapeutics Inc. and its consolidated subsidiaries after December 23, 2024 and Bionomics and its consolidated subsidiaries on and prior to December 23, 2024, unless otherwise specified. When we refer to “you,” we mean the potential holders of the applicable series of securities:

•
“shares” or “ordinary shares” refers to our ordinary shares prior to December 23, 2024;
•
"shares of common stock" refers to our common stock, par value $0.00001 per share beginning December 24, 2024;
•
“ADSs” refers to American Depositary Shares, each of which represented 180 ordinary shares prior to December 23, 2024; and
•
“ADRs” refers to American Depositary Receipts, which evidence the ADSs.

We use our registered and unregistered trademarks, including Neuphoria™ and Bionomics™, in this Annual Report on Form 10-K (the “Annual Report”). This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ®and ™ symbols, but those references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

All references to “$” and “US$” in this Annual Report mean U.S. dollars. All references to “A$” in this Annual Report mean Australian dollars.

Our fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.

Unless otherwise indicated, the consolidated financial statements and related notes incorporated in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in U.S. dollars.

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

ii

•
the success of competing therapies that are or may become available;
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

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (“SEC”) including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. Neuphoria is advancing its lead drug candidate, BNC210, an oral, proprietary, selective negative allosteric modulator of the α7 nicotinic acetylcholine ("ACh") receptor ("a7 receptor") for the acute, “as needed” treatment of social anxiety disorder (“SAD”) and for chronic treatment of post-traumatic stress disorder (“PTSD”). There remains a significant unmet medical need for the over 27 million patients in the United States alone suffering from SAD and PTSD. BNC210 is a first-of-its-kind, well-tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction. In addition, Neuphoria has a strategic partnership with Merck & Co., Inc., known as Merck outside the United States and Canada, with two drugs in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system ("CNS") conditions. Neuphoria's pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

Current pharmacological treatments include certain antidepressants and benzodiazepines, and there have been no new Food and Drug Administration ("FDA") approved therapies in these indications in nearly two decades. These existing treatments have multiple shortcomings, such as a slow onset of action of antidepressants, and significant side effects of both classes of drugs, including abuse liability, addiction potential and withdrawal symptoms. BNC210 has been observed in our clinical trials to have a fast onset of action and clinical activity without the limiting side effects seen with the current standard of care.

In December 2022, we announced the results of the Phase 2 PREVAIL trial for BNC210 for the acute treatment of SAD. While PREVAIL missed its primary endpoint, as measured by the change from baseline to the average of the Subjective Units of Distress Scale (“SUDS”) scores during a 5-minute Public Speaking Challenge in the BNC210-treated patients when compared to placebo, the data readout revealed encouraging trends in the prespecified endpoints. The findings did indicate a consistent trend toward improvements across primary and secondary endpoints and a favorable safety and tolerability profile consistent with previously reported results. These results supported a post-hoc in-depth analysis of the full dataset to better understand the potential of the drug and guide late-stage trial design. In October 2023, we announced a positive outcome of an End-of-Phase 2 meeting with FDA that enabled advancement of BNC210 into Phase 3 studies in SAD. In July 2024, we announced the initiation of patient screening for the Phase 3 AFFIRM-1 trial evaluating the safety and efficacy of BNC210 for the acute, as-needed treatment of SAD. AFFIRM-1 targets enrollment of approximately 332 adult patients with SAD at clinical sites in the United States. It is a multi-center, double-blind, two-arm, parallel group, placebo-controlled trial. Participants will be randomized 1:1 to receive a single dose of 225 mg BNC210 or matched placebo about one hour before speaking in public. The primary endpoint will compare BNC210 to placebo using the SUDS to measure self-reported anxiety levels during the performance of a public speaking task. Secondary efficacy endpoints include the SUDS to measure self-reported anxiety levels in anticipation of a public speaking task, the Clinical and Patient Global Impression (“CGI” and “PGI”, respectively) scales and the State-Trait Anxiety Inventory (“STAI”). As discussed with the FDA during the program’s End-of-Phase 2 meeting, AFFIRM-1 is the first of two placebo-controlled trials required to enable a New Drug Application (“NDA”) submission. Topline results from the AFFIRM-1 trial are expected early in the fourth quarter of calendar 2025. We plan to initiate the AFFIRM-2 trial in SAD in the first half of 2026, contingent upon successful outcomes of AFFIRM-1 and having sufficient capital on hand.

In September 2023, we announced the results of the Phase 2b ATTUNE trial, which was a double-blind, placebo-controlled trial conducted in a total of 34 sites in the United States and the United Kingdom, with 212 enrolled patients, randomized 1:1 to receive either twice daily 900 mg BNC210 as a monotherapy (n=106) or placebo (n=106) for 12 weeks. The trial met its primary endpoint of change in Clinician-Administered PTSD Scale for DSM-5 (“CAPS-5”) total symptom severity score from baseline to Week 12 (p=0.048). A statistically significant change in CAPS-5 score was also observed at Week 4 (p=0.016) and at Week 8 (p=0.015). Treatment with BNC210 also showed statistically significant improvement both in clinician-administered and patient self-reporting in two of the secondary endpoints of the trial. Specifically, BNC210 led to significant improvements at Week 12 in depressive symptoms (p=0.041) and sleep (p=0.039) as measured by Montgomery-Åsberg Depression Rating Scale (“MADRS”) and Insomnia Severity Index (ISI), respectively. BNC210 also showed signals and trends across visits in the other secondary endpoints including the clinician and patient global impression - symptom severity (“CGI-S”, “PGI-S”, respectively) scales and the Sheehan Disability Scale (“SDS”). In July 2024, we announced a positive outcome of an End-of-Phase 2 meeting with FDA that provides a potential path to NDA submission for BNC210 for PTSD that alongside the positive Phase 2b ATTUNE trial includes a single additional registrational trial. Start-up activities for a planned Phase 2b/3 trial of BNC210 in PTSD are underway. We plan to initiate the Phase 2b/3 SYMPHONY trial in PTSD in the first half of 2026, contingent upon having sufficient capital on hand.

The Company’s expertise in ion channels and approach to developing allosteric modulators have been validated through its strategic partnership with Merck for our α7 receptor positive allosteric modulator ("PAM") program, which targets a receptor that has garnered significant attention for treating cognitive deficits. This partnership enables Neuphoria to maximize the value of its ion channel and chemistry platforms and develop transformative medicines for patients suffering from cognitive disorders such as Alzheimer’s disease.

On March 19, 2025, the Company received a $15 million milestone payment from Merck. The payment was triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 receptor PAM, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the third milestone achieved in the collaboration with Merck. Under the agreement Neuphoria is eligible to receive up to $450 million in additional research and commercial milestone payments for certain development and commercial milestones associated with the progress of multiple candidates, plus royalties on net sales of any licensed medicines.

In November 2020, we entered into an intellectual property ("IP") license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive up to A$118 million in certain development, regulatory and commercial milestone payments if Carina fully develops and markets the new therapy. Carina is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1 million under the terms of the Carina Biotech License agreement. The milestone payment was due to the Company as Carina achieved the initiation (i.e., first dosing in a human subject) of the first Phase 1 Clinical Trial with next-generation LGR5 stem cell antigen CAR-T technology (CNA3103) targeting solid tumors.

Below is a summary of our pipeline:

Figure 1: Neuphoria’s development pipeline.

BNC210

We are initially focused on developing BNC210 for two distinct indications with high unmet medical need: (i) acute treatment of SAD and (ii) chronic treatment of PTSD. In our clinical trials to-date, BNC210 has been observed to have a fast onset of action, and demonstrated clinical anti-anxiety and anti-depressive activity, but without many of the limiting side effects observed with the current standards of care for SAD and PTSD, including benzodiazepines, selective serotonin reuptake inhibitors (“SSRIs”) and serotonin and norepinephrine reuptake inhibitors (“SNRIs”). Based on extensive preclinical data and clinical trials, we believe BNC210 may have a number of advantages over drugs currently used to treat anxiety, depression and PTSD, including:

•
Fast acting anxiolytic with the potential to be used in both acute and chronic settings;
•
non-sedating;

•
no addictive effect and a lack of discontinuation/withdrawal syndrome;
•
no memory impairment;
•
no impairment of motor coordination; and
•
no suicidality liability.

We have administered BNC210 to approximately 790 subjects across 15 clinical trials, including healthy volunteers, elderly patients with agitation and patients with Generalized Anxiety Disorder (“GAD”), SAD and PTSD. We have observed BNC210 to be generally well tolerated in the trials to date following both acute and chronic dosing.

Further, in our clinical trials in GAD patients and in panic-induced healthy subjects, we have observed three key results:

•
statistically significant reductions in hyperactivity in the amygdala, the region of the brain responsible for emotional control, when exposed to fear-inducing triggers;
•
in a head-to-head study, showed a statistically significant reduction in the intensity of defensive behavior, while lorazepam, a widely prescribed benzodiazepine did not; and
•
a statistically significant reduction in the intensity and total number of panic symptoms.

We have designed and developed a novel, proprietary tablet formulation of BNC210 which has shown differentiated pharmacokinetic properties in clinical trials. BNC210 tablet has demonstrated rapid oral absorption characteristics in clinical trials making it ideal for acute, or on demand, treatment of SAD. Furthermore, the tablet formulation is intended to provide patients the convenience of taking BNC210 with or without food in the outpatient setting and strengthen the BNC210 IP portfolio.

In December 2022, we announced the results of the Phase 2 PREVAIL trial for BNC210 for the acute treatment of SAD. While PREVAIL narrowly missed its primary endpoint, as measured by the change from baseline to the average of the SUDS scores during a 5-minute Public Speaking Challenge in the BNC210-treated patients when compared to placebo, the data readout revealed encouraging trends in the prespecified endpoints that focused on individual phases of the public speaking task. The findings did indicate a consistent trend toward improvements across primary and secondary endpoints and a favorable safety and tolerability profile consistent with previously reported results. The results of the Phase 2 PREVAIL trial were published in the Psychiatry Research in early 2025 (Papapetropoulos S, et al. Psychiatry Research, Volume 346, 2025).

We also completed an FDA End-of-Phase 2 meeting to discuss the registrational program for BNC210 in SAD.

In October 2023, the Company received the official meeting minutes from the End-of-Phase 2 meeting with the FDA held on September 13, 2023 reflecting that the Company has reached an agreement with the FDA on the following:

•
the plan to conduct two single dose randomized, placebo-controlled studies;
•
the use of the SUDS measured during a public speaking challenge as the primary efficacy endpoint;
•
the doses of BNC210 to be studied in Phase 3;
•
the sample size assumptions for the Phase 3 controlled studies based on PREVAIL findings;
•
the design elements of the open label safety study;
•
the size of the safety database to support the NDA; and
•
the nonclinical toxicology studies needed to support the NDA.

In July 2024, we announced the initiation of patient screening for the Phase 3 AFFIRM-1 trial evaluating the safety and efficacy of BNC210 for the acute, as-needed treatment of SAD. AFFIRM-1 targets enrollment of approximately 332 adult patients with SAD at clinical sites in the United States. It is a multi-center, double-blind, two-arm, parallel group, placebo-controlled trial. Participants will be randomized 1:1 to receive a single dose of 225 mg BNC210 or matched placebo about one hour before speaking in public. The primary endpoint will compare BNC210 to placebo using the SUDS to measure self-reported anxiety levels during a public speaking task. Secondary efficacy endpoints include the CGI and PGI scales and STAI. Topline results from the AFFIRM-1 trial are expected in the fourth quarter of 2025. We plan to initiate the AFFIRM-2 trial in SAD in the first half of 2026, contingent upon successful outcomes of AFFIRM-1 and having sufficient capital on hand.

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

In July 2024, we announced a positive outcome of an End-of-Phase 2 meeting with the FDA. the Company presented the clinical plans to registration, that alongside the positive Phase 2b ATTUNE trial, include a single additional placebo-controlled registrational trial with a 52-week open-label extension. The meeting, held on June 26, 2024, was centered around the design of this trial that if successful may enable review of the NDA submission. Key outcomes from the discussion on the trial design included:

•
Agreement was reached on the use of CAPS-5 as the primary endpoint measure and the CGI-S as a key secondary endpoint measure in the placebo-controlled part of the study.
•
Agreement was reached that in addition to the efficacious dose of 900 mg twice daily, a lower dose of BNC210 will be tested that strikes the right balance between maintenance of efficacy and safety related to liver function tests (“LFT”) findings observed in ATTUNE.
•
High-level agreement was reached on study participant characteristics and sample size assumption methodology.
•
The Company received guidance related to the proposed hepatic safety monitoring plan, including monitoring for excessive alcohol use that will be implemented in the planned Phase 2b/3 trial.

Contingent upon having sufficient capital on hand, we anticipates beginning the Phase 2b/3 program in PTSD in the first half of calendar 2026.

We have received Fast Track designation from the FDA for our PTSD and SAD programs.

Additional Programs

α7 Receptor PAM Program with Merck

In June 2014, we entered into a License Agreement with Merck to develop α7 receptor PAMs targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Under the 2014 License Agreement, Merck funded certain research and development activities on a full-time equivalent (“FTE”) basis pursuant to a research plan. Merck funds current and future research and development activities, including clinical development and worldwide commercialization of any products developed from the collaboration. The Merck collaboration currently includes two clinical stage candidates which are PAMs of the α7 receptor (MK4334 and MK-1167) that are being developed for treating cognitive impairment in various CNS disorders.

We received upfront payments totaling $20 million, which included funding for FTEs for the first twelve months, and another $10 million in February 2017 when the first compound from the collaboration-initiated Phase 1 clinical trials. On March 19, 2025, the Company received a $15 million milestone payment from Merck. The payment was triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 nicotinic acetylcholine receptor PAM, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the third milestone achieved in the collaboration with Merck. Under the agreement, as amended, Neuphoria is eligible to receive up to $450 million in additional research and commercial milestone payments for certain development and commercial milestones associated with the progress of multiple candidates, plus royalties on net sales of any licensed medicines.

Merck controls the clinical development and worldwide commercialization of any products developed from the collaboration and therefore we cannot predict whether or when we might achieve any milestone payments under the collaboration or estimate the full amount of such payments, and we may never receive any such payments. Further, we are subject to limited information rights under the 2014 Merck License Agreement. As such, we are dependent on Merck to provide us with any updates related to clinical trial results, serious adverse events and ongoing communications with FDA or other regulatory agencies related to these programs, which Merck may provide or withhold in its sole discretion, and as a result we may not be able to provide material updates on a timely basis or at all with respect to these programs.

The Company evaluated the Merck Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s obligation under the Merck Agreement related to the residual variable consideration associated with the Merck Agreement are as follows: the Company granted to Merck an exclusive license (even as to the Company and its Affiliates) in the Territory under the Bionomics Ltd. Patent Rights and Bionomics Ltd. know-how, with a right to grant and authorize sublicenses, to research, develop, make, have made, use, offer to sell, sell, import and/or otherwise exploit compounds and products in the field.

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

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the Agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the twelve months ended June 30, 2025.

Our Early-Stage CNS Assets

Our CNS pipeline includes two earlier stage small molecule discovery programs targeting ion channels and represents additional opportunities for future clinical programs and partnering.

Utilizing our expertise in ion channel biology and translational medicine, we developed next generation patented orally bioavailable small molecule series of NAM targeting α7 nicotinic acetylcholine receptor that can be potentially positioned for the treatment of CNS disorders of high unmet clinical need. We are also continuing development of our lead series Kv3.1/3.2 potassium channel activators for the potential treatment of cognitive deficits and negative symptoms/social withdrawal in schizophrenia and autism spectrum disorders. We plan to advance our early-stage programs either internally or through potentially new partnerships.

We plan to advance our early-stage programs either internally or through potentially new partnerships.

Legacy Oncology Programs

We have a portfolio of legacy clinical-stage oncology programs targeting cancer stem cells (BNC101) and tumor vasculature (BNC105) that we have progressed through external funding for clinical trials and out-licensing to capture future value for our shareholders. Our first legacy oncology program is BNC101, a novel humanized monoclonal antibody that targets LGR5, a cancer stem cell receptor highly overexpressed in most solid tumors. In November 2020, we exclusively licensed BNC101 to Carina for the development of chimeric receptor antigen T-cell (“CAR-T”) therapeutics. Pursuant to the Carina Biotech License, we are eligible to receive up to $75.8 million in certain development, regulatory and commercial milestone payments if Carina fully develops and markets the new therapy. Carina is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. In January 2023, Carina announced that it had received an FDA “Safe to Proceed” Letter for a Phase 1/2a clinical trial of BNC101 CAR-T therapy for the treatment of advanced colorectal cancer. In December 2023, Carina announced that patient dosing for their Phase 1/2a study had commenced. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1 million under the terms of the Carina Biotech License agreement. The milestone payment was due to the Company as Carina achieved the initiation (i.e., first dosing in a human subject) of the first Phase 1 Clinical Trial with next-generation LGR5 stem cell antigen CAR-T technology (CNA3103) targeting solid tumors.

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

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on the development and commercialization of novel treatments to transform the lives of patients with serious CNS disorders with high unmet medical need. The key elements of our strategy include:

•
Advancing our lead product candidate, BNC210, through clinical development and to commercialization, if approved, for the acute treatment of patients with SAD. Based on the favorable rapid absorption profile of our novel tablet formulation and evidence of anti-anxiety effect from our prior Phase 1b panic attack trial and our Phase 2 GAD trial, we believe there is a strong clinical and translational rationale to advance BNC210 for the acute treatment of patients with SAD, which we believe now has a defined clinical and regulatory pathway based on the positive outcome of the End-of-Phase 2 meeting with the FDA in September 2023 that enabled advancement of BNC210 into Phase 3 in SAD. While PREVAIL narrowly missed its primary endpoint, as measured by the change from baseline to the average of the SUDS scores during a 5-minute Public Speaking Challenge in the BNC210-treated patients when compared to placebo, the December 2022 topline data readout revealed encouraging trends in the prespecified endpoints that focused on individual phases of the public speaking task and clinically meaningful anxiolytic treatment effects that are comparable to the treatment effects seen with frequently used benzodiazepines such as diazepam in a clinical study with a similar design to PREVAIL. The findings indicated a consistent trend toward improvements across primary and secondary endpoints and a placebo-like safety and tolerability profile with the 225 mg dose consistent with previously reported results. In July 2024, we announced the initiation of patient screening for the Phase 3 AFFIRM-1 trial evaluating the safety and efficacy of BNC210 for the acute, as-needed treatment of SAD. AFFIRM-1 targets enrollment of approximately 332 adult patients with SAD at clinical sites in the United States. It is a multi-center, double-blind, two-arm, parallel group, placebo-controlled trial. Participants will be randomized 1:1 to receive a single dose of 225 mg BNC210 or matched placebo about one hour before speaking in public. The primary endpoint will compare BNC210 to placebo using the SUDS to measure self-reported anxiety levels during a public speaking task. Secondary efficacy endpoints include the CGI and PGI scales and the STAI. Topline results from the AFFIRM-1 trial are expected early in the fourth quarter of calendar 2025.
•
Advancing our lead product candidate, BNC210 through clinical development and to commercialization, if approved, in patients with PTSD. BNC210 is an oral, proprietary, selective NAM of the α7 receptor designed to normalize the neurotransmitter imbalance and address anxiety and stressor-related disorders. In September 2023, we announced the results of the Phase 2b ATTUNE study which was a double-blind, placebo-controlled trial conducted in a total of 34 sites in the United States and the United Kingdom, with 212 enrolled patients, randomized 1:1 to receive either twice daily 900 mg BNC210 as a monotherapy (n=106) or placebo (n=106) for 12 weeks. The trial met its primary endpoint of change in CAPS-5 total symptom severity score from baseline to Week 12 (p=0.048). A statistically significant change in CAPS-5 score was also observed at Week 4 (p=0.016) and at Week 8 (p=0.015). Treatment with BNC210 also showed statistically significant improvement both in clinician-administered and patient self-reporting in two of the secondary endpoints of the trial. Specifically, BNC210 led to significant improvements at Week 12 in depressive symptoms (p=0.041) and sleep (p=0.039) as measured by MADRS and ISI, respectively. BNC210 also showed signals and trends across visits in the other secondary endpoints including the CGI-S, PGI-S and SDS. Contingent upon successful capital raise, we are planning to initiate a Phase 2b/3 study in PTSD in the first half of calendar 2026.
•
Expand indication potential for BNC210 to other acute and chronic CNS disorders. Based on what we believe is the novel mechanism of action of BNC210, data observed in approximately 790 subjects to date in 15 clinical trials that BNC210 has been generally well tolerated, and the broad utility of NAMs of the α7 receptor, we believe BNC210 has the potential to address a wide range of CNS disorders beyond acute treatment of SAD and chronic treatment of PTSD. We intend to continue evaluating BNC210’s potential for acute and chronic treatment of additional anxiety indications such as GAD, panic disorder and chronic treatment of SAD.
•
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
•
Maximize the potential of our preclinical CNS programs and legacy oncology assets through selective partnerships and licensing. We have generated a series of product candidates that may have transformative potential across a range of CNS indications through our expertise in ion channels and, specifically, α7 receptors including a next generation α7 receptor NAM series. We have an ongoing collaboration with Merck for our α7 receptor PAM program to treat patients with cognitive impairment associated with Alzheimer’s disease and other CNS conditions. We have also used our expertise in ion channel biology to identify Kv3.1/3.2 activators with transformative potential for patients suffering from cognitive disorders which we plan to leverage for future partnerships or licensing. In addition, we expect to continue to advance our legacy oncology programs through existing and future external funding and out-licensing to capture potential value for our shareholders.
•
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

Hypercholinergic and Hypocholinergic Disease States

ACh is a neurotransmitter and neuromodulator involved in signaling in the CNS. ACh serves a number of critical functions, which can be impaired by diseases that influence ACh levels in the body. When levels of ACh are elevated in critical regions of the brain, the result is a “hypercholinergic disease state”, whereas when levels of ACh are inadequate in critical regions of the brain, the result is a “hypocholinergic disease state” (Figure 2). Neuphoria is initially seeking to treat conditions of hypercholinergic and hypocholinergic disease states using therapeutics that restore homeostasis.

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

Dysfunction of the α7 receptor and altered levels of ACh have been associated with a broad array of neuropsychiatric and neurologic disorders such as SAD, GAD, PTSD, Cognitive Impairment Associated with Schizophrenia (“CIAS”), Attention Deficit Hyperactivity Disorder (“ADHD”) and Alzheimer’s disease. Excess levels of ACh in brain regions involved in emotional control, such as the amygdala and the neocortex, can cause symptoms of anxiety and depression. While stress-induced ACh release can facilitate normal adaptive responses to environmental stimuli, known as fight or flight, chronic elevations of ACh signaling may produce maladaptive behaviors culminating in anxiety and stressor-related disorders such as SAD, GAD and PTSD. Conversely, low levels of ACh resulting from loss of cholinergic neurons in brain regions such as the basal forebrain and hippocampus contribute to cognitive deficits in Alzheimer’s disease (Figure 2).

Figure 2: CNS conditions with acetylcholine imbalance at the α7 receptor.

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

1
Channel opens: ACh binds to α7 receptor orthosteric sites
2
Ca2+ flow through the channel when α7 receptors are activated
Ca2+
Transmembrane Binding Domain
3
PAMs / NAMs bind to α7 receptor allosteric sites
4
Allosteric drug transmembrane binding domain restores normal activity
Ca2+

Figure 3: Structure of the α7 receptor showing the orthosteric and allosteric binding sites.

The α7 receptor has garnered significant attention as a target for cognitive deficits based on receptor localization, and because of robust effects observed in preclinical studies and genetic implication of its involvement in cognitive disorders. Historically, therapeutics that modulate the α7 receptor have either targeted the orthosteric agonist sites or blocked the channel. These conventional orthosteric α7 receptor agonists have suffered from off-target activity, receptor desensitization, and a narrow therapeutic window that have limited their clinical utility. Allosteric modulators of the α7 receptor bind at the transmembrane region (see Figure 3) at sites distinct from the orthosteric sites. Allosteric modulators on their own have no effect on the receptor and act only when agonists, such as ACh, nicotine or choline, are bound to the orthosteric site. Binding to allosteric sites on the α7 receptor can diminish or enhance the effects of orthosteric agonist binding. Through the dynamic interaction between the molecules bound to each site, allosteric modulators serve to “normalize” function of the ion channel by mitigating hypercholinergic and hypocholinergic disease states (see Figure 3). As such, allosteric modulators have several potential key advantages, including potentially improved safety profiles and lower likelihood of desensitization, resulting in potentially greater efficacy, as compared to historically used orthosteric agonists or channel blockers.

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

Our Lead Product Candidate

BNC210 for the Treatment of Social Anxiety Disorder and Post-Traumatic Stress Disorder

We are developing our lead product candidate, BNC210, a novel, first- and best-in-class orally administered small molecule, for the acute treatment of SAD and chronic treatment of PTSD. BNC210 is a NAM of the α7 receptor and does not exert its effect on the α7 receptor unless in the presence of an agonist, such as ACh. When BNC210 binds to the α7 receptor in the presence of ACh, it normalizes the effect of enhanced ACh signaling, thereby decreasing the flow of Ca2+through the channel and the subsequent downstream neurotransmitter modulation, as seen in Figure 4. We believe that inhibition by BNC210 of α7 receptor dependent neurotransmission in the amygdala, and other areas involved in emotional, cognitive and mood control such as the basal forebrain, the hippocampus and prefrontal cortex is key to its anti-anxiety and anti-depressive potential. BNC210 has demonstrated positive preclinical results in depression- and anxiety-related models, and reduced amygdala activity in GAD patients as well as a statistically significant reduction in panic symptoms in a clinical trial of healthy volunteers who had received cholecystokinin-4 (“CCK-4”), a peptide that induces anxiety and panic symptoms. BNC210’s psychoactive profile, its favorable safety and tolerability and pharmacokinetic properties make it an ideal candidate for both acute and chronic treatment across a number of neuropsychiatric diseases including SAD and PTSD.

Prefrontal cortex
Social behavior
Semantic memory
Decision making
Emotional learning
Working memory
Motivation
Anterior cingulate cortex
Social interaction
Affect
Attention
Sensory neocortex
Memory storage
Perception
Cingulate gyrus
Basal ganglia
Thalamus
Hypothalamus
Sympathetic activation
Stress hormones
Hippocampus
Declarative memory
Spatial memory
Long term explicit memory
Memory consolidation
Contextual regulation of emotional response
Nucleus accumbens
Depressive-like behavior
Amygdala
Emotional memory
Stress
Anxiety
Entorhinalcortex
Emotional regulation of episodic memory
Spatial memory
Memory consolidation
Ca 2+
PRESYNAPTIC GLUTAMATERGIC NEURON
Ca 2+
CHOLINERGIC BOUTON
POSTSYNAPTIC GLUTAMATERGIC NEURON
Ca 2+
REDUCED NEUROTRANSMISSION
α7nAChRs
BNC210
NMDA
AMPA
Acetylcholine
Glutamate

Figure 4. Action of BNC210

While PREVAIL missed its primary endpoint, as measured by the change from baseline to the average of the SUDS scores during a 5-minute Public Speaking Challenge in the BNC210-treated patients when compared to placebo, the December 2022 topline data readout revealed encouraging trends in the prespecified endpoints that focused on individual phases of the public speaking task. The findings did indicate a consistent trend toward improvements across primary and secondary endpoints and a favorable safety and tolerability profile consistent with previously reported results. We recently completed an FDA End-of-Phase 2 meeting to discuss the registrational program for BNC210 in SAD. On October 11, the Company received the official meeting minutes from the End-of-Phase 2 meeting with the FDA held on September 13, 2023 reflecting that the Company has reached an agreement with the FDA on 1) the plan to conduct two single dose randomized, placebo-controlled studies; 2) the use of the SUDS measured during a public speaking challenge as the primary efficacy endpoint; 3) the doses of BNC210 to be studied in Phase 3; 4) the sample size assumptions for the Phase 3 controlled studies based on PREVAIL findings; 5) the design elements of the open label safety study; 6) the size of the safety database to support the NDA; and 7) the nonclinical toxicology studies needed to support the NDA. In July 2024, we announced the initiation of patient screening for the Phase 3 AFFIRM-1 trial evaluating the safety and efficacy of BNC210 for the acute, as-needed treatment of SAD. AFFIRM-1 targets enrollment of approximately 332 adult patients with SAD at clinical sites in the United States. It is a multi-center, double-blind, two-arm, parallel group, placebo-controlled trial. Participants will be randomized 1:1 to receive a single dose of 225 mg BNC210 or matched placebo about one hour before speaking in public. The primary endpoint will compare BNC210 to placebo using the SUDS to measure self-reported anxiety levels during a public speaking task. Secondary efficacy endpoints include the CGI and PGI scales and the STAI. Topline results from the AFFIRM-1 trial are expected early in the fourth quarter of calendar 2025.

In September 2023, we announced the results of the Phase 2b ATTUNE study which was a double-blind, placebo-controlled trial conducted in a total of 34 sites in the United States and the United Kingdom, with 212 enrolled patients, randomized 1:1 to receive either twice daily 900 mg BNC210 as a monotherapy (n=106) or placebo (n=106) for 12 weeks. The trial met its primary endpoint of change in CAPS-5 total symptom severity score from baseline to Week 12 (p=0.048). A statistically significant change in CAPS-5 score was also observed at Week 4 (p=0.016) and at Week 8 (p=0.015). Treatment with BNC210 also showed statistically significant improvement both in clinician-administered and patient self-reporting in two of the secondary endpoints of the trial. Specifically, BNC210 led to significant improvements at Week 12 in depressive symptoms (p=0.041) and sleep (p=0.039) as measured by MADRS and ISI, respectively. BNC210 also showed signals and trends across visits in the other secondary endpoints including the CGI-S, PGI-S and the SDS. In July 2024, we announced a positive outcome of an End-of-Phase 2 meeting with FDA. The Company presented the clinical plans to registration, that alongside the positive Phase 2b ATTUNE trial include a single placebo-controlled registrational trial with a 52-week open-label extension. The meeting, held on June 26, 2024, was centered around the design of this trial that if successful may enable review of the NDA submission. Key outcomes from the discussion on the trial design included the following:

•
Agreement was reached on the use of CAPS-5 as the primary endpoint measure and the CGI-S scale as a key secondary endpoint measure in the placebo-controlled part of the study;
•
Agreement was reached that in addition to the efficacious dose of 900 mg twice daily, a lower dose of BNC210 that strikes the right balance between maintenance of efficacy and safety related to LFT findings will be tested;
•
High-level agreement was reached on study participant characteristics and sample size assumption methodology; and
•
The Company received guidance related to the proposed hepatic safety monitoring plan, including monitoring for excessive alcohol use that will be implemented in the planned Phase 2b/3 trial.

The company is finalizing the full study protocol and contingent upon having sufficient capital on hand, anticipates beginning the Phase 2b/3 program in PTSD in the first half of 2026.

Disease Background and Key Disease Drivers

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

Current Treatments for SAD and PTSD and Their Limitations

There remains a significant unmet medical need for over 27 million patients suffering from SAD and PTSD. Current approved pharmacological treatments include SSRIs and SNRIs, with some off-label use of benzodiazepines and beta blockers (only used for SAD). These existing treatments have multiple shortcomings, such as a slow onset of action of antidepressants, and significant side effects of these classes of drugs.

•
Antidepressants. Antidepressants, including SSRIs and SNRIs, currently serve as first-line pharmacotherapies for SAD and PTSD and SAD. The efficacy shortcomings of these antidepressants are well-known and many patients do not achieve clinical remission, resulting in high discontinuation of therapy. For example, current estimates indicate that only 20 to 30% of PTSD patients achieve clinical remission on SSRI therapies. SSRIs/SNRIs also have tolerability issues, including gastrointestinal side effects, CNS side effects (agitation, anxiety, insomnia, dizziness and drowsiness), sexual dysfunction and sweating and also carry a black-box label warning for increased risk of suicidality in adolescents. Apart from limited or no efficacy, many patients discontinue treatment as a result of the fear of related side effects. Furthermore, SSRIs/SNRIs typically require several weeks of chronic administration before onset of efficacy, making them inadequate for the treatment of acute anxiety episodes in anxiety disorders such as SAD and as often seen in PTSD. Patients on these antidepressants often need co-administration of acute anti-anxiety medications, such as benzodiazepines.
•
Benzodiazepines. While not FDA approved for SAD or PTSD, benzodiazepines may be prescribed off-label along with approved medications such as SSRIs/SNRIs. In addition to their distinctive sedative effects, benzodiazepines have other significant safety risks, including memory and motor impairment, serious risk of abuse, addiction, physical dependence, and withdrawal reactions, as highlighted in the FDA’s Drug Safety Communication in September 2020. Furthermore, emerging evidence indicates that benzodiazepines may inhibit brain areas involved in fear learning, including the amygdala, further delaying recovery and counteracting the effects of the treatment.
•
Beta Blockers. Beta blockers are a class of blood pressure lowering medications that are commonly used off-label for patients with SAD to help reduce some of the physical symptoms of anxiety, such as an increased heart rate, sweating, or tremors. However, these therapies have not been effective in reducing overall anxiety.

Due to the shortcomings of existing therapies, there remains a significant unmet medical need for improved therapeutics for SAD and PTSD and SAD with improved efficacy and response rates, fewer side effects and a faster onset of action, which we believe may be met by targeting a different mechanism of action.

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

•
fast acting with the potential to be used in acute and chronic settings;
•
non-sedating;
•
no addictive effect and lack of discontinuation/withdrawal syndrome;
•
no memory impairment;
•
no impairment of motor coordination; and
•
no suicidality.

Figure 5: Current therapies for the treatment of anxiety and stressor-related disorders

Clinical Development of BNC210

To date, we have studied BNC210 in approximately 790 subjects across 15 clinical trials, including in healthy volunteers, elderly patients suffering from agitation and patients with GAD, SAD and PTSD. BNC210 has not demonstrated the severe side effects commonly associated with SSRIs/SNRIs and benzodiazepines. We believe that the tolerability data that we have observed to date supports both acute and chronic dosing.

The table below summarizes our completed clinical trials for BNC210:

Summary of BNC210 Completed Clinical Trials

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

Across all 14 completed clinical trials, including two 12-week Phase 2 PTSD trials, the most commonly reported adverse events for participants receiving BNC210 were headache (16%), somnolence (7%) and nausea (6%). The majority of these adverse events were graded as mild and there were no dose-related trends. There have been two serious adverse events (“SAEs”) that were deemed by the investigators to be at least possibly related to BNC210: one SAE reported for hypotension (with alternative causality of dehydration) for an elderly patient was deemed possibly related to study drug by the independent investigator, however, after a saline infusion, blood pressure returned to within normal limits within 45 minutes and the subject continued on the study; and one SAE for elevated LFTs reported 14 days after last treatment dose for a PTSD subject who remained asymptomatic throughout the study and in follow up was deemed probably related to study drug by the independent investigator. For the SAE related to elevated liver function, it was subsequently noted in a safety report to the FDA that the Independent Safety Monitoring Board for the study did not consider that this adverse event met the criterion for an SAE. Subsequently the event was deemed as unlikely related to BNC210 by an independent expert hepatologist with recognized expertise in evaluating drug-induced liver injury. However, there were 14 reports of elevated LFT results in participants receiving BNC210 900 mg twice daily in the ATTUNE PTSD study. There have been no apparent BNC210 dose-related trends in vital signs, physical examinations, or electrocardiogram (“ECG”) measurements across the 14 completed clinical trials. In addition, we evaluated the abuse potential of BNC210 in three healthy volunteer studies at doses up to 2000 mg per day for eight days using the Addiction Research Center Inventory 49 item questionnaire (“ARCI49”), which showed no significant effects in addiction potential across the five abuse-potential categories evaluated.

Phase 1 Clinical Trial Demonstrating Lack of Benzodiazepine-like Side Effects in Healthy Subjects

We conducted a Phase 1 double-blind, placebo-controlled, four-way crossover clinical trial in 24 healthy subjects to evaluate safety and tolerability of BNC210. These subjects were administered four different treatments in a randomized sequence with a wash-out period of at least seven days between each treatment. The four different treatments consisted of a single dose of placebo, 2 mg lorazepam, 300 mg BNC210 and 2000 mg BNC210. The primary endpoint of the trial was change in attention and the secondary endpoints were changes in visual-motor coordination, emotion, sedation, cognition, ARCI49 and EEG activity. BNC210 had no observed effect on measures of attention, visual-motor coordination, addiction, emotion, sedation or cognition. In contrast, lorazepam demonstrated impairment of all parameters.

Phase 1 Clinical Trial Demonstrating Target Engagement in Brain at Nicotinic Receptor in Healthy Subjects

We conducted a Phase 1 clinical trial to demonstrate BNC210 target engagement at brain nicotinic receptors measured by EEG activity (see Figure 6). On Day -1, one day prior to administration of BNC210, 24 healthy volunteers were administered oral doses of nicotine ranging from 0.5 to 2.0 mg. We then measured the change in the power in the α2 EEG band, a measure of nicotine response in the brain. We observed a dose-dependent increase in power in the α2 EEG band following nicotine administration, which we believe is primarily attributable to the activation of two key nicotinic receptors: α4ß2 and α7. Subjects were then dosed orally with the 2000 mg BNC210 liquid suspension with food for seven days and were re-challenged on Day 7 with the same doses of nicotine used on Day -1. BNC210 demonstrated a statistically significant reduction in the power in the α2 EEG band following nicotine administration, which we believe demonstrates target engagement and negative modulation of the α7 receptor. We believe the residual nicotine-induced EEG responses of subjects treated with BNC210 is primarily attributable to the activation of the α4ß2 nicotinic receptor, which BNC210 is not designed to engage.

Figure 6: BNC210 reduced nicotine-induced quantitative wake EEG responses in the power of the a2 band after 7 days of dosing compared to pre-dose suggesting target engagement of the a7 receptor. * p<0.05, ** p<0.01, *** p<0.001.

Phase 1 and 2 Clinical Trials Demonstrating Anti-Anxiety Effects in Healthy Subjects and Anxiety Patients

We conducted a randomized, placebo-controlled, double-blind Phase 1 clinical trial in 60 healthy subjects to evaluate the anti-anxiety effects of BNC210. These subjects were administered CCK-4, a peptide that induces anxiety and panic symptoms. CCK-4 induced panic symptoms in 15 subjects, or approximately 25% of the subjects, which is consistent with the CCK-4 induced panic attack rate in other trials. Subjects in a supervised in-clinic setting received a single dose of 2000 mg of BNC210 liquid suspension formulation with food seven hours prior to the CCK-4 challenge. BNC210 demonstrated statistically significant reduction in both the intensity and number of panic symptoms on the Panic Symptoms Scale (“PSS”) compared to placebo 10 minutes after the CCK-4 injection, as seen in Figure 7 (p=0.041 and p=0.048, respectively). This clinical trial also demonstrated that there was a trend for BNC210-treated subjects to return to baseline emotional stability more quickly than for placebo-treated subjects. These findings were consistent with our prior preclinical studies in rodents where BNC210 overcame the effects of a CCK-4 challenge and enhanced fear extinction, as well as demonstrated similar activity to benzodiazepines without the narrow dose response common to that class of drugs.

Figure 7: Mean change from baseline for (A) Sum Intensity score (panic symptom intensity) and (B) Total Symptom score (total number of panic symptoms) on the Panic Symptom Scale. *p<0.05 vs. placebo.

We also conducted a Phase 2 randomized, double-blind, placebo-controlled, four-way crossover clinical trial in 24 newly diagnosed, treatment-naive GAD patients in the in-clinic setting evaluating the neural imaging response of patients exposed to “fearful faces” and their behavioral response to threat avoidance. Each subject was treated in a randomized manner with a single dose of 300 mg BNC210, 2000 mg BNC210, 1.5 mg lorazepam or placebo with a washout period of at least five days. The primary endpoints were changes in cerebral perfusion using functional MRI in the resting state and changes in activation of the region of the brain responsible for emotional control, the amygdala, during the performance of an emotional task. Secondary endpoints were changes in defensive behavior (Flight Intensity) using the Joystick Operated Runway Task (“JORT”) and changes in affective self-report, which are measures of anxiety. BNC210 300 mg, similarly to lorazepam, statistically significantly reduced amygdala reactivity to “fearful faces” relative to placebo (BNC210 300 mg left amygdala p=0.011; BNC210 300 mg right amygdala p=0.006; lorazepam right amygdala p=0.047) (Figure 8A). BNC210 300 mg also statistically significantly reduced connectivity between the amygdala and the anterior cingulate cortex (“ACC”), a network involved in regulating anxious responses to aversive stimuli (p=0.012) (Figure 8B). Furthermore, in this head-to-head study, BNC210 300 mg and 2000 mg statistically significantly reduced the intensity of defensive behavior compared to placebo, while lorazepam did not (BNC210 300 mg p=0.007; BNC210 2000 mg p=0.033) (Figure 8C). In addition, the 300 mg dose of BNC210 significantly reduced self-reported anxiety (p=0.003).

Figure 8: Phase 2 trial in GAD patients. (A) BNC210 300 mg significantly reduced activation of the left and right amygdala while viewing fearful faces; (B) BNC210 300 mg significantly reduced connectivity between the amygdala and ACC while viewing fearful faces; (C) BNC210 300 mg and 2000 mg significantly reduced threat avoidance behavior in the JORT behavioral task.

Novel, Proprietary Tablet Reformulation Effort

The earlier clinical trials discussed above were carried out with a liquid suspension formulation of BNC210. The liquid suspension formulation was required to be given (in-clinic) or taken (outpatient) with a high fat food diet to provide optimal absorption of the drug candidate. While the liquid suspension formulation of BNC210 performed well in the in-clinic supervised setting, we believe it was inadequate for outpatient studies due to substantially lower blood exposure, higher variability and/or lower compliance. To overcome the limitations of the liquid suspension formulation in providing adequate exposure in the outpatient setting, we developed a novel, proprietary tablet formulation to use in subsequent studies with the goals of overcoming the food effect (i.e. the requirement to be given with food), improving patient compliance and providing rapid absorption and dose linear pharmacokinetics. We conducted three clinical trials to evaluate the pharmacokinetics of the tablet formulation including a comparison with the liquid suspension formulation, a single ascending dose study and a seven-day multi-dosing study. The tablet formulation was used in the Phase 2b PTSD ATTUNE trial, and Phase 2 SAD PREVAIL trial, and is being used in the ongoing Phase 3 AFFIRM-1 trial.

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

Figure 9: BNC210 tablet formulation overcomes food effect in healthy subjects.

We carried out a second Phase 1 single ascending dose pharmacokinetic clinical trial in five healthy subjects in which each subject, in a fasted state, was dosed with 600 mg, 900 mg, and 1200 mg of BNC210 tablet formulation with a wash-out period of at least five days between treatments. For comparison, the results of the 300 mg dose in fasted subjects from a previous study using the tablet formulation is included in the dataset. The plasma concentrations and exposures measured in fasted healthy volunteers increased in a dose proportional manner, demonstrating improved dose linearity with the tablet formulation compared to the liquid suspension. The BNC210 tablet formulation had a rapid absorption profile reaching maximal concentrations in the blood between 45 to 105 minutes, making it a well-suited formulation for treatment of acute anxiety in SAD patients. BNC210 was observed in this study to be well tolerated at all dose levels tested.

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

BNC210 Clinical Development in SAD

We conducted an SAD trial, which we refer to as the PREVAIL Study, evaluating the effects of acute dosing of BNC210 on anxiety in SAD, using a standardized Public Speaking Challenge. We are building on the favorable attributes of our novel tablet formulation with a rapid absorption profile reaching maximal concentrations in the blood between 45 to 105 minutes, providing the potential for on demand use to treat symptoms of social anxiety which result from often predictable anxiety-provoking stressors.

The PREVAIL Study was a randomized, double-blind, parallel three-arm (placebo, 225 mg BNC210 or 675 mg BNC210), multi-center Phase 2 clinical trial which compared the tablet formulation of BNC210 to placebo on anxiety levels in patients with SAD during an anxiety-provoking behavioral task, i.e., the public speaking challenge (Figure 10). Participants were orally administered a single dose of study treatment approximately one hour prior to the behavioral task. The primary endpoint of the PREVAIL Study was to compare BNC210 to placebo on self-reported anxiety levels using the SUDS during the behavioral task. Secondary endpoints included other scales measuring participants’ anxiety levels, in anticipation of, and during the behavioral task, as well as an evaluation of the safety and tolerability of BNC210 in this population. The PREVAIL Study was conducted at 15 sites in the U.S. and enrolled 151 adult patients suffering with SAD. The study participants must have had a score of at least 70 on the Liebowitz Social Anxiety Scale (“LSAS”) (i.e., marked to severe social anxiety), which is a scale that assesses a patient’s reported level of social phobia in a range of social interactions and performance situations during the past week.

Figure 10: Phase 2 PREVAIL clinical trial design.

The PREVAIL Study was designed with the aim of uncovering the best methodological approaches to measure the therapeutic potential of BNC210 in the acute treatment of SAD, a setting with no approved treatments, and evolving understanding of clinical trial methodologies. While PREVAIL missed its primary endpoint, as measured by the change from baseline to the average of the SUDS scores during a 5-minute Public Speaking Challenge in the BNC210-treated patients when compared to placebo, the December 2022 topline data readout revealed encouraging trends in the prespecified endpoints that focused on individual phases of the public speaking task (although these results are not predictive of future success or similar results). The findings did indicate a consistent trend toward improvements across primary and secondary endpoints and a favorable safety and tolerability profile consistent with previously reported results. These results supported a post-hoc in-depth analysis of the full dataset to better understand the true potential of the drug and guide late-stage trial design. Moreover, administration of both 225 mg and 675 mg BNC210 doses resulted in therapeutic responses of similar magnitude (Figure 11), which allowed for the data from the two arms to be combined in the post-hoc analysis, enhancing the dataset’s statistical power (BNC210 n = 101, placebo n = 50).

Figure 11: PREVAIL Study – Mean change from baseline in SUDS scores during a Public Speaking Challenge in patients with SAD.

The post-hoc analysis revealed that participants that received BNC210 experienced significantly less anxiety during the public speaking task (combined anticipation and performance phases) compared to participants that received placebo as measured by SUDS (p=0.044) (Figure 12). The therapeutic effects are comparable to those reported with benzodiazepines supporting the clinical meaningfulness of BNC210’s anxiolytic effects. Converging trends favoring BNC210 were also observed in the STAI.

Anticipation + Performance AUC*
LS Mean Difference from placebo (AUC)
-10
-30
-50
-70
-90
-110
-130
-150
-170
p = 0.054
p = 0.124
p = 0.044
Improvement from placebo
BNC210 225 mg (n = 50)
BNC210 675 mg (n = 51)
BNC210 Overall (n=101)

Figure 12: PREVAIL Study – The combined BNC210 dose group significantly reduced the area-under-the-curve (*AUC) SUDS scores across the anticipation and performance phases of a public speaking challenge compared to placebo.

In addition to the favorable efficacy, the overall safety profile for 250 mg of BNC210 was found to be consistent with a non-sedating anxiolytic. The new oral tablet formulation performed as predicted by earlier studies in healthy volunteers and exhibited a fast-acting pharmacokinetic profile that supports the use of BNC210 in the acute treatment of SAD. In sum, the complete analysis of the data indicates that patients who received BNC210 exhibited a statistically significant separation over those receiving placebo in a well-powered post-hoc analysis.

In October 2023, the Company received the official meeting minutes from the End-of-Phase 2 meeting with the FDA, reflecting that the Company has reached an agreement with the FDA on the following:

•
the plan to conduct two single dose randomized, placebo-controlled studies;
•
the use of the SUDS measured during a public speaking challenge as the primary efficacy endpoint;
•
the doses of BNC210 to be studied in Phase 3;
•
the sample size assumptions for the Phase 3 controlled studies based on PREVAIL findings;
•
the design elements of the open label safety study;
•
the size of the safety database to support the NDA; and
•
the nonclinical toxicology studies needed to support the NDA.

In July 2024, we announced the initiation of patient screening for the Phase 3 AFFIRM-1 trial evaluating the safety and efficacy of BNC210 for the acute, as-needed treatment of SAD. The AFFIRM-1 trial was designed based on the same principles of PREVAIL and was refined based on feedback received during the End-of-Phase 2 meeting with the FDA held on September 13, 2023.

AFFIRM-1 aims to enroll approximately 332 adult patients diagnosed with SAD and who rate ≥ 60 on the LSAS. Study participants are randomized 1:1 to receive a single acute dose of either 225 mg BNC210 or a matched placebo. Approximately 1 hour after dosing, participants are introduced to the public speaking challenge and have 2 minutes to prepare for the speech (anticipation phase). Participants are then required to give a 5-minute speech in front of a small audience (performance phase).

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

The following diagram describes the Phase 3 AFFIRM-1 clinical trial design:

Screening
Liebowitz Social Anxiety Scale (LSAS)
>95: Very severe social phobia
80-95: Severe social phobia
65-80: Marked social phobia
55-65: Moderate social phobia
Participants I/E Criteria
Adults aged 18 to 65 years
DSM-5 based diagnosis of SAD
No psychotropic meds for 30 days prior to screening
LSAS score ≥ 60
SITES
~20 US Centers
Randomization (Double-blind)
SINGLE DOSE ADMINISTRATION
225mg
~166
Placebo
~166
60 min
Public Speaking Task
ANTICIPATION
PERFORMANCE
2 min
5 min
Follow Up

Figure 13: Phase 3 AFFIRM-1 clinical trial design.

Topline results from the AFFIRM-1 trial are expected early in the fourth quarter of calendar 2025.

BNC210 Clinical Development in PTSD

We initiated a Phase 2b clinical trial, which we refer to as the ATTUNE trial, evaluating BNC210 monotherapy treatment in PTSD patients. In April 2023, we completed target enrolment of 212 participants in this clinical trial at 34 sites in the United States and the United Kingdom. ATTUNE was a 1:1 randomized, double-blind, placebo-controlled, parallel two-arm (placebo or BNC210 900 mg twice daily) 12-week treatment study that assessed the efficacy and safety of our newly developed tablet formulation of BNC210. The primary efficacy endpoint of this trial was the effect of BNC210 compared to placebo on baseline to endpoint change in CAPS-5 total symptom severity scores after 12 weeks of treatment. In addition, several investigators and self-reported secondary efficacy endpoints related to CAPS-5 symptom cluster severity scores and anxiety and depression measures along with safety and tolerability endpoints were reported (Figure 14).

Figure 14: Phase 2b ATTUNE clinical trial design.

In September 2023, we announced the results of the Phase 2b ATTUNE study. The trial met its primary endpoint of change in CAPS-5 total symptom severity score from baseline to Week 12 (p=0.048). A statistically significant change in CAPS-5 score was also observed at Week 4 (p=0.016) and at Week 8 (p=0.015) (Figure 15). Treatment with BNC210 also showed statistically significant improvement both in clinician-administered and patient self-reporting in two of the secondary endpoints of the trial. Specifically, BNC210 led to significant improvements at Week 12 in depressive symptoms (p=0.041) (Figure 16A) and sleep (p=0.039) (Figure 16B) as measured by MADRS and ISI respectively. BNC210 also showed signals and trends across visits in the other secondary endpoints including the CGI-S, PGI-S and SDS. Contingent upon successful capital raise, we are planning to initiate Phase 3 study in PTSD in the second half of 2025.

Figure 15: ATTUNE Study – BNC210 significantly reduced change from baseline CAPS-5 total symptom severity scores in patients with PTSD. *p<0.05.

Figure 16: ATTUNE Study – BNC210 significantly reduced change from baseline (A) MADRS depression scores, and (B) Insomnia Severity Index scores, compared to placebo. *p<0.05

In July 2024, we announced a positive outcome of an End-of-Phase 2 meeting with the FDA. The Company presented the clinical plans to registration, that alongside the positive Phase 2b ATTUNE trial include a single additional placebo-controlled registrational trial with a 52-week open-label extension. The meeting, held on June 26, 2024, was centered around the design of this trial that if successful may enable review of the NDA submission. Key outcomes from the discussion on the trial design included:

•
Agreement was reached on the use of CAPS-5 as the primary endpoint measure and the CGI-S as a key secondary endpoint measure in the placebo-controlled part of the study.
•
Agreement was reached that in addition to the efficacious dose of 900 mg twice daily, a lower dose of BNC210 that strikes the right balance between maintenance of efficacy and safety related to LFT findings will be tested.
•
High-level agreement was reached on study participant characteristics and sample size assumption methodology.
•
The company received guidance related to the proposed hepatic safety monitoring plan, including monitoring for excessive alcohol use that will be implemented in the planned Phase 2b/3 trial.

Contingent upon having sufficient capital on hand, we anticipate beginning the Phase 2b/3 program in PTSD in the first half of 2026.

Future Indication Expansion Opportunities for BNC210

We believe BNC210 has broad potential across acute and chronic anxiety and stressor-related disorders with high unmet medical need. Our clinical, regulatory and commercial strategy is to initially develop BNC210 in an acute indication with a high unmet medical need for which there is no FDA-approved treatment, such as SAD, and a chronic indication with a high unmet medical need, such as PTSD, for which there are limited treatment options. Assessment of BNC210 in these two distinct settings of anxiety and stressor-related disorders will also allow us to define the dosing paradigm which may be applicable to other indications across both acute and chronic settings. BNC210 has already demonstrated the potential for acute treatment of GAD patients in a Phase 2 clinical trial and would represent a logical treatment paradigm for the chronic treatment of this indication along with chronic treatment of SAD and adjustment disorders with anxiety. Additional indications, including panic disorder, are also being considered for both the acute and chronic administration of BNC210.

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

To overcome the challenges with orthosteric agonists, we embarked on an α7 PAM discovery program which led to the identification of BNC375, a novel α7 PAM which is selective over related receptors and potentiates ACh-evoked α7 currents with no observed effect on receptor desensitization kinetics. In June 2014, we entered into a strategic collaboration with Merck to develop novel PAMs, including our BNC375 research program, for the treatment of cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Under the collaboration, BNC375 was further characterized showing that it enhanced long-term potentiation of electrically evoked synaptic responses in rat hippocampal slices and in vivo, which is an established preclinical surrogate for memory enhancement. Systemic administration of BNC375 reversed scopolamine-induced cognitive deficits in rat novel object recognition and rhesus monkey object retrieval detour (“ORD”) tasks over a wide range of exposures, showing no evidence of an inverted U-shaped dose-effect curve. The compound also improved performance in the ORD task in aged African green monkeys. African green monkeys display pathological hallmarks of Alzheimer’s disease such as amyloid plaques and constitute a valuable translational model to assist in the development of drug candidates for Alzheimer’s disease. Moreover, ex vivo13C-NMR analysis indicated that BNC375 treatment enhanced neurotransmitter release in rat medial prefrontal cortex. These findings suggest that α7 receptor PAMs may have multiple advantages over orthosteric α7 receptor agonists for the treatment of cognitive dysfunction associated with CNS diseases.

The Merck collaboration currently includes two clinical stage candidates which are PAMs of the α7 receptor (MK4334 and MK-1167) that are being developed for treating cognitive impairment in various CNS disorders. The first compound (MK-4334) has completed Phase 1 safety and biomarker clinical trials in healthy subjects. In 2020, a second molecule (MK-1167) that showed an improved potency profile in preclinical animal models was advanced by Merck into Phase 1 safety and biomarker clinical trials, including, but not limited to, a safety, tolerability and pharmacokinetic study in healthy elderly patients, an efficacy and safety study in patients with Alzheimer’s disease taking donepezil treatment (which is used to treat dementia symptoms), and a drug-drug interaction study in healthy volunteers. In December 2024, Merck initiated a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This global trial is evaluating the efficacy and safety of MK-1167 as an adjunctive therapy to acetylcholinesterase inhibitor therapy to look for improvements in memory and mental activity. Study treatment (one of three dose levels of MK-1167 or placebo) is administered daily for up to approximately 24 weeks to patients (aged 55 to 90 years) with mild to moderate Alzheimer’s disease dementia. The primary endpoint is the change from baseline to Week 24 on the Alzheimer’s Disease Assessment Scale-11-item Cognitive Subscale (“ADAS-Cog11”). Target enrollment is 350 participants.

Emerging CNS Programs

We have an emerging CNS pipeline with two small molecule programs targeting ion channels.

Utilizing our expertise in ion channel biology and translational medicine we developed next generation patented orally bioavailable small molecule series of NAM targeting the α7 receptor that can be potentially positioned for the treatment of CNS disorders of high unmet clinical need. A comprehensive overview of α7 NAMs is provided in previous sections.

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

Legacy Oncology Programs

We have a portfolio of legacy clinical-stage oncology programs targeting cancer stem cells (BNC101) and tumor vasculature (BNC105) that we have progressed through external funding for clinical trials and out-licensing to capture future value for our shareholders. Cancer stem cells are the seeds that give rise to initial tumor formation and if left unchecked, give rise to tumor recurrence and metastasis. Our first legacy oncology program is BNC101, a novel humanized monoclonal antibody that targets LGR5, a cancer stem cell receptor highly over-expressed in most solid tumors, including colorectal, breast, pancreatic, ovarian, lung, liver and skin cancers. In preclinical studies, BNC101 was associated with a reduction in the frequency of cancer stem cells derived from primary patient colorectal tumors both in vitro and in vivo. BNC101 has completed a Phase 1 clinical trial in patients with colorectal cancer and shown target engagement. In preclinical studies, BNC101 has shown good potential for the treatment of gastrointestinal tumors in combination with an antibody drug conjugate or CAR-T therapy. In November 2020, we exclusively licensed BNC101 to Carina for the development of CAR-T therapeutics, in return for milestones and royalties or a percentage of the out-licensed revenues. On 24 January 2023, Carina announced that it had received an FDA “Safe to Proceed” Letter for a Phase 1/2a clinical trial of BNC101 CAR-T therapy for the treatment of advanced colorectal cancer. In December 2023, Carina announced that patient dosing for their Phase 1/2a study had commenced.

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

Our competitors may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA or European Medicines Authority ("EMA") approvals of comparable products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors. Accordingly, our competitors may be more successful in obtaining regulatory approval for drugs and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any drug candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

If competitor companies develop technologies or drug candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize drug candidates may be adversely affected. Our competitors may also obtain FDA, EMA, Therapeutic Goods Administration ("TGA") or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

Our competitors fall primarily into the following categories:

•
PTSD: There are two FDA-approved generic antidepressants indicated to treat PTSD, sertraline (Zoloft) and paroxetine (Paxil). In addition, the most recent and relevant PTSD treatment guidelines from the American Psychological Association and the U.S. Department of Veteran Affairs and Department of Defense published in 2017 also recommend fluoxetine (Prozac) or venlafaxine (Effexor). We are aware of other companies seeking to find improved therapeutics for PTSD by exploring mechanisms of action different from the approved SSRIs, including Lykos Therapeutics, among others.
•
SAD: There are currently no FDA-approved drugs for the acute treatment of SAD. There are three FDA-approved generic antidepressants for treatment of SAD that include paroxetine (Paxil), sertraline (Zoloft) and venlafaxine (Effexor). Although not FDA-approved for the acute treatment of SAD, generic benzodiazepines and beta blockers are used off-label use as well. Additionally, we are aware of several product candidates in clinical development that are being developed for the acute treatment of SAD, by VistaGen Therapeutics, among others.

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

BNC210 is a are small molecule and is manufactured in a reliable and reproducible synthetic process from readily available starting materials. The chemistry does not require highly specialized equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Research Collaboration and License Agreement with Merck

In June 2014, we entered into a License Agreement with Merck to develop α7 receptor PAMs targeting cognitive dysfunction associated with Alzheimer’s disease and other CNS conditions. Under the 2014 License Agreement, Merck funded certain research and development activities on a FTE basis pursuant to a research plan. Merck funds current and future research and development activities, including clinical development and worldwide commercialization of any products developed from the collaboration. The Merck collaboration currently includes two clinical stage candidates which are PAMs of the α7 receptor (MK4334 and MK-1167) that are being developed for treating cognitive impairment in various CNS disorders.

We received upfront payments totaling $20 million, which included funding for FTEs for the first twelve months, and another $10 million in February 2017 when the first compound from the collaboration-initiated Phase 1 clinical trials. On March 19, 2025, the Company received a $15 million milestone payment from Merck. The payment was triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 nicotinic acetylcholine receptor PAM, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the third milestone achieved in the collaboration with Merck. Under the agreement, as amended, Neuphoria is eligible to receive up to $450 million in additional research and commercial milestone payments for certain development and commercial milestones associated with the progress of multiple candidates, plus royalties on net sales of any licensed medicines.

Merck controls the clinical development and worldwide commercialization of any products developed from the collaboration and therefore we cannot predict whether or when we might achieve any milestone payments under the collaboration or estimate the full amount of such payments, and we may never receive any such payments. Further, we are subject to limited information rights under the 2014 Merck License Agreement. As such, we are dependent on Merck to provide us with any updates related to clinical trial results, serious adverse events and ongoing communications with FDA or other regulatory agencies related to these programs, which Merck may provide or withhold in its sole discretion, and as a result we may not be able to provide material updates on a timely basis or at all with respect to these programs.

The Company evaluated the Merck Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s obligation under the Merck Agreement related to the residual variable consideration associated with the Merck Agreement are as follows: the Company granted to Merck an exclusive license (even as to the Company and its Affiliates) in the Territory under the Bionomics Ltd. Patent Rights and Bionomics Ltd. Know-How, with a right to grant and authorize sublicenses, to research, develop, make, have made, use, offer to sell, sell, import and/or otherwise exploit Compounds and Products in the Field.

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

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the Agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the fiscal year ended June 30, 2025.

IP License Agreement with Carina Biotech

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina. Pursuant to the Carina Biotech License, we granted Carina an exclusive, worldwide license, with the right to grant sublicenses (subject to certain restrictions), under certain of our patents and know-how to research, develop, make, have made, use, sell, offer for sale, supply, cause to be supplied, import and otherwise exploit products applying the licensed patents and/or licensed know-how for research, commercial and development applications, and related fields, with respect to CAR-T cells, adaptor CARs and other adoptive cell therapies.

Under the Carina Biotech License, Carina is obligated to use commercially reasonable efforts to commercially develop and exploit licensed products in each country in which Carina obtains regulatory approval for the licensed products. Carina is responsible for conducting all regulatory activities for the licensed products. We are obligated to assist Carina as reasonably requested from time to time in connection with its regulatory filings. We are also obligated to provide technology transfer to Carina, at Carina’s request, of know-how and technical information that is useful or necessary for Carina to fully exercise the rights licensed to it under the agreement.

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

In January 2023, Carina announced that it had received an FDA “Safe to Proceed” Letter for a Phase 1/2a clinical trial of BNC101 CAR-T therapy for the treatment of advanced colorectal cancer. In December 2023, Carina announced that patient dosing for their Phase 1/2a study had commenced. On October 30, 2024, Carina Biotech made a milestone payment to the Company in the gross amount of A$1 million under the terms of the Carina Biotech License agreement. The milestone payment was due to the Company as Carina Biotech achieved the initiation (i.e., first dosing in a human subject) of the first Phase 1 Clinical Trial with next-generation LGR5 stem cell antigen CAR-T technology (CNA3103) targeting solid tumors.

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

Intellectual Property

Central Nervous System

As of June 30, 2025, we owned over 15 issued U.S. patents, one pending U.S. patent applications, two pending Patent Cooperation Treaty (“PCT”) applications, over 30 granted foreign patents, and over 10 pending foreign patent applications in our central nervous system intellectual property portfolio.

With regard to our BNC210 product candidate, we own:

•
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
•
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
•
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

•
one patent family with claims directed to the salts, cocrystal and polymorphic form of BNC210, which are expected to expire in 2034, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable; this family includes granted patents in the U.S. and Australia;
•
one patent family with claims directed to solid form formulations of BNC210. The patent and patent applications claiming priority to this PCT application, if issued, are expected to expire in 2040, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable; this family includes a patent granted in China and a patent granted in the U.S., as well as multiple patent applications currently pending in Canada, China, Europe, Japan, Korea, Mexico, New Zealand, Israel and Australia; and
•
two provisional applications filed with claims directed toward methods of treating social anxiety disorder and post trauma stress disorder.

We also have two patent families with claims directed to the composition of matter and their uses for the treatment of cognitive deficits and negative symptoms in schizophrenia and for the treatment of autism spectrum disorders, and are currently granted in US, Europe and Australia; and are pending in the Japan, Canada, and New Zealand. Patents issuing from such applications, if any, are expected to expire in 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

Oncology

As of June 30, 2025, we owned over 8 issued U.S. patents, one pending U.S. patent application, and over 8 granted foreign patents, in our oncology intellectual property portfolio.

With regard to our BNC101 product candidate, we own three patent families with claims directed to compositions of matter and various methods of treatment using BNC101, with granted patents in the U.S., Australia, France, Germany, Japan, China, India, Korea, New Zealand and Hong Kong, with expiration dates ranging from 2033 to 2039, excluding any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable.

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

•
completion of extensive preclinical laboratory tests, animal studies and formulation studies in accordance with good laboratory practice (“GLP”), requirements and other applicable regulations;
•
submission to the FDA of an an Investigational New Drug Application (“IND”) application, which must become effective before clinical trials may begin;
•
approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other regulations, to establish the safety and efficacy of the investigational product for its intended use;
•
submission to the FDA of an NDA, after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
•
payment of user fees for FDA review of the NDA; and
•
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

•
Phase 1 - Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•
Phase 2 - Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, dose tolerance and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3 - Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

•
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

DEA Regulation

The Controlled Substances Act ("CSA") establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements that are administered by the Drug Enforcement Administration (DEA). DEA regulates the handlers of controlled substances, as well as the equipment and raw materials used in their manufacture and packaging, to prevent loss and diversion into illicit channels of commerce.

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

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
fines, warning letters or untitled letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or withdrawal of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and issuance of corrective information; and
•
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

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
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
•
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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law and, which is believed will significantly affect biotech companies, including tax incentives that benefit biotech innovation. The OBBBA also restores the ability for companies to immediately deduct domestic research and experimentation costs, a provision that was previously phased out. This change provides significant tax relief and increases cash flow for biotech and life sciences companies, especially small and early-stage companies. Additionally, OBBBA amends the Inflation Reduction Act to be more favorable for orphan drug developers by allowing a drug with multiple orphan designations to remain exempt from price negotiation, potentially preserving profitability for rare disease therapies.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has already resulted in several Congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. This has more recently led the Federal Trade Commission and the Department of Justice to begin investigating whether some pricing algorithms facilitate illegal price-fixing by relying on competitor pricing data. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of June 30, 2025, we had a total of seven full-time employees, one part-time employee, and sixteen part-time consultants. None of our employees are represented by any collective bargaining agreements. We believe that we maintain good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards and cash-based performance bonus awards.

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

Item 1A. Risk Factors.

The following risk factors apply to the business and operations of Neuphoria and its consolidated subsidiaries. Our business, financial condition or results of operations could be materially and adversely affected by the occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, and may have an adverse effect on our business, financial condition and results of operations. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations. You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K before making an investment decision. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

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

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our total accumulated deficit was $178.3 million for the fiscal year ended June 30, 2025. Substantially all our losses have resulted from expenses incurred in connection with our research and development programs, preclinical studies, clinical trials and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from such product sales, if any. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, initiate and scale our production capacity, seek regulatory approvals for our product candidates, hire additional personnel, obtain and protect our intellectual property, initiate further research and development and incur additional costs for commercialization or to expand our pipeline of product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing, licensing and/or acquiring products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability. If we fail to become and remain profitable, the value of our common stock could be depressed and our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates or continue our operations could be impaired, and some or all the value of our common stock could be lost.

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

We had cash and cash equivalents of $14.2 million as of June 30, 2025. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The volatility of the capital markets, domestically and internationally, the impact of inflation and interest rates on the general economy, and economic downturns that are out of our control may affect the availability, amount and type of financing available to us in the future. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future financing requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials (especially if and as we move into Phase 3 clinical trials) and preclinical studies of our product candidates which we are pursuing or may choose to pursue in the future;
•
safety concerns related to the use of our product candidates;
•
adverse findings regarding the efficacy of our product candidates as additional information is acquired;
•
the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the number of jurisdictions in which we plan to seek regulatory approvals;
•
the costs of obtaining, maintaining, enforcing and defending our patents and other intellectual property and proprietary rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a U.S. public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our clinical activities increase;
•
the timing and amount of the royalty or other payments we must make to our licensors and other third parties;
•
the timing and amount of milestone or royalty payments we receive from out-licensees, such as Merck, Australian Cooperative Research Centre for Cancer Therapeutics (“CTx”), or Carina;
•
the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
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

Raising additional capital may cause dilution to our shareholders, including holders of our common stock, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

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

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. We may also lose control of the development of our products or product candidates, such as the pace and scope of clinical trials, as a result of such third-party arrangements. If we are unable to raise funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

For example, on May 31, 2024, we entered into a Securities Purchase Agreement with a select institutional accredited investor, pursuant to which the Company agreed to issue and sell to the Investor in a three-tranche private placement (the “Private Placement”) of American Depositary Shares (“ADS”) , and an accompanying five year cash purchase warrant (the “Accompanying Warrant,” related solely to the first tranche of the private placement). The first tranche of the Private Placement consisted of 1,296,486 ADSs (equal to 108,040 shares of common stock post December 2024 redomiciliation) and a 6,279,905 Pre-Funded Warrant (or 523,325 shares of common stock post December 2024 redomiciliation). The first tranche of the private placement closed on June 3, 2024, resulting in aggregate gross proceeds to the Company of $7.5 million.

Sales of Common Stock issuable upon exercise of the Warrant and other derivative securities could cause the market price of our Common Stock to decline.

If we issue warrant(s), then such warrant(s) will entitle the holder to receive additional securities from us, diluting your ownership interest. For example, in the Private Placement offering that we consummated in June 2024, the warrants issued in the first tranche of that offering entitled the investor to purchase up to an aggregate of 18,932,477 ADSs (or 1,577,706 shares of common stock on a post redomiciliation basis), of which a 6,279,905 Pre-Funded Warrant (or a Pre-Funded Warrant exercisable for 523,325 shares of common stock on post redomiciliation basis) had been issued. The sale of additional shares of common stock or warrant, or the perception that such sales could occur, could cause the market price of our common stock to decline or become more volatile.

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

In particular, on May 31, 2024, prior to our redomiciliation, we had entered into a Securities Purchase Agreement with Armistice Capital Master Fund Ltd. (“Armistice”) pursuant to which the Company agreed to issue and sell in the above described Private Placement a certain number of restricted ADSs, a pre-funded warrant to purchase ADSs and an accompanying 5-year cash purchase warrant ("Accompanying Warrant").

In connection with the first tranche of the Private Placement, we issued an Accompanying Warrant to purchase up to 12,652,572 ADSs (equal to 1,054,381 shares of common stock post redomiciliation at an exercise price of US$11.88 per share) (or pre-funded warrant in lieu thereof), which Accompanying Warrant remains issued and outstanding as of the date of this Annual Report. The Accompanying Warrant is immediately exercisable and remains exercisable until June 2, 2029. However, Armistice may not exercise the Accompanying Warrant to the extent such exercise would cause it to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding shares of common stock following such exercise.

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
•
the success of our testing and clinical trials;the success of our efforts to acquire or license or discover additional product candidates;
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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, continued listing requirements such as the minimum $1.00 closing bid price requirement, Nasdaq could take steps to delist our common stock. Any failure by us to comply with Nasdaq’s continued listing standards could result in a deficiency notice and, if not cured within the applicable period, could result in delisting. Our shares of common stock are currently listed on the Nasdaq Global Market. While we have always strived to maintain full compliance with applicable Nasdaq listing standards, we have in the past received notices of non-compliance, which we have addressed and successfully resolved. For example, On July 18, 2025, the Company received a deficiency notification letter (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”). The Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5620(a) (the “Listing Rule”) as a result of the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2024. The Listing Rule requires that a Nasdaq-listed company hold an annual meeting of shareholders no later than one year after the end of the company’s fiscal year end. While the Company had held a substantial shareholder meeting in December 2024, in part to obtain approval related to its redomicilation as a Delaware corporation, to remedy the July non-compliance notice from Nasdaq, the Company plans to hold its 2025 annual general shareholder meeting on or about November or December 2025, in-line with past annual shareholder meeting dates, in satisfaction of the compliance item provided in the Notice.

The Company timely submitted its written plan to Nasdaq to regain compliance with the Listing Rule. Pursuant to the Notice, if Nasdaq accepts the Plan, Nasdaq has the discretion to grant the Company an exception of up to 180 calendar days (the “Compliance Period”) from the end of the Company’s fiscal year, or until December 29, 2025, to regain compliance with the Listing Rule. The Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq in the interim.

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

The stock markets have, from time to time, experienced significant price and volume fluctuations that have affected the market prices for the shares of biotechnology and pharmaceutical companies. These broad market fluctuations as well a broad range of other factors, including the realization of any of the risks described in the “Risk Factors” section of this Annual Report, may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies generally experience significant share price volatility. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our financial statements in prior years had been prepared assuming a going concern.

Our financial statements as of June 30, 2025 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. In the past we had a going concern qualification and there can be no assurances that in the future we will not have a going concern qualification. Our ability to continue as a going concern has in the past been dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. If factors arise that create substantial doubt about our ability to continue as a going concern, we would be required to report such.

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

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
•
the timing of milestone payments, if any, under our license and collaboration agreements;
•
the timing and amount of royalty or other payments, if any, under our license and collaboration agreements;
•
expenditures that we may incur to acquire, develop, or commercialize additional product candidates and technologies;

•
the level of demand for our current or future product candidates, if approved, which may vary significantly;
•
coverage and reimbursement policies with respect to our product candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•
the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation of our competitors or partners;
•
the timing and exercise, if any, of outstanding warrant and options;
•
foreign currency fluctuations; and
•
future accounting pronouncements or changes in our accounting policies.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our operating results. As a result, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidelines we may provide to the market, or if the guidelines we provide to the market are below the expectations of analysts or investors, this could adversely affect the trading price of our common stock. Such a decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

For the fiscal years ended June 30, 2025 and 2024, we recognized a refundable tax offset of approximately $300,000 and $95,000, respectively. Entitlement to tax offsets under the Research and Development Tax Incentive for eligible research and development purposes is based on an annual application to the Australian Government. For overseas activities that have a significant scientific link to the Australian activities, the expenditure in Australia needs to be greater than the expected overseas expenditure to be eligible.

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

We have substantial carried forward tax losses, which may not be available to offset future gains, if any. In order for an Australian corporate taxpayer to carry forward and utilize tax losses, the taxpayer must pass either the “continuity of ownership test” or, if it fails such test, the “business continuity test” in respect of relevant tax losses. We have not carried out any analysis as to whether we have met the continuity of ownership test or, failing such test, the business continuity test over relevant periods. In addition, shareholding changes may result in a significant ownership change for us under Australian tax law. It is therefore uncertain whether any of our losses carried forward as of June 30, 2025 will be available to be carried forward and available to offset our assessable income, if any, in future periods.

Inflation could adversely affect our business and results of operations.

While inflation in the United States had been relatively low for a number of years through 2020, beginning in 2021 and continuing today, the economy in the United States encountered a material level of inflation. While inflation has recently reduced, there is uncertainty whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these goods and services on reasonable terms may adversely impact our financial condition, operations and cash flows.

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

•
timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•
submission of an IND to the FDA and delays or failure in obtaining clearance thereof by the FDA;
•
delays or failure in obtaining approval by an independent IRB or ethics committee at each clinical site before each trial may be initiated;
•
delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
•
delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
delays in identifying, contracting and training suitable clinical investigators;
•
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing;
•
insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•
imposition of a temporary or permanent clinical hold by regulatory authorities;
•
developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is deficient to meet its stated objectives;
•
delays or failure in screening and enrolling suitable patients and delays or failure caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•
difficulties collaborating with patient groups and investigators;
•
failure by our investigators and patients to adhere to clinical trial protocols;
•
failure by our CROs, other third parties or us to manage the clinical trials according to the contracted terms and timelines;
•
failure to perform clinical trials in accordance with the FDA’s good clinical practice requirements (“GCPs”), or applicable regulatory guidelines in other countries;
•
occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in a trial of the same class of agents conducted by other companies;
•
changes to the clinical trial protocols;
•
clinical sites dropping out of a trial;
•
changes in regulatory requirements and guidance including primary efficacy endpoints for approval that require amending or submitting new clinical protocols;

•
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•
selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•
the cost of clinical trials of our product candidates being greater than we anticipate;
•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”), and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
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

We have entered Phase 3 of our development efforts for BNC210 in SAD and are preparing to enter into Phase 2b/3 of our development efforts for BNC210 in PTSD. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

•
our ability to timely and successfully complete preclinical studies and clinical trials for BNC210 and other current or future product candidates;
•
the ability of our existing or future licensees and collaborators to successfully develop and commercialize product candidates pursuant to collaboration agreements, including Merck with respect to its two product candidates and Carina with respect to BNC101;
•
our successful initiation, enrollment in and completion of clinical trials for BNC210 and other current or future product candidates, including our ability to generate positive data from any such clinical trials;
•
our ability to demonstrate to the satisfaction of the FDA and comparable regulatory authorities the safety, efficacy, consistent manufacturing quality and acceptable risk-benefit profile of our product candidates for their intended uses;
•
our plans to submit NDAs to the FDA for BNC210 and future product candidates;
•
our ability to obtain in a timely manner necessary approvals or authorizations from applicable regulatory authorities;
•
the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
•
our ability to establish manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•
our ability to advance our early-stage CNS assets into IND-enabling studies either on our own or through collaborations;

•
obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our current and future product candidates;
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
obtaining and maintaining acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining healthcare coverage and adequate reimbursement;
•
the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
•
our ability to enforce and defend intellectual property rights and claims; and
•
our ability to maintain continued acceptable safety profiles of our product candidates following approval.

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

Patient enrollment for any of our future clinical trials may be affected by other factors including:

•
the size and nature of the patient population;
•
competition with other companies for clinical sites or patients;
•
the willingness of participants to enroll in our clinical trials in our countries of interest;
•
the severity of the disease under investigation;
•
availability and efficacy of approved drugs for the disease under investigation;
•
the eligibility criteria for the clinical trial in question as defined in the protocol;
•
the availability of an appropriate screening test(s) for the indications we are pursuing;
•
the perceived risks and benefits of the product candidate under study in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•
the efforts to facilitate timely enrollment in and completion of clinical trials;

•
delays in or temporary suspension of the enrollment of patients in our then ongoing or future clinical trials in the event of a future pandemic;
•
ability to obtain and maintain patient consents;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
the proximity and availability of clinical trial sites for prospective patients; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

•
regulatory authorities may suspend, withdraw or limit approvals of such current or future product candidates, or seek an injunction against their manufacture or distribution;
•
regulatory authorities may require the addition of labeling statements or warnings, such as a “boxed” warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to change the way such current or future product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the current or future product candidates;
•
we may be required to conduct post-marketing studies or change the way the product is administered;
•
regulatory authorities may require a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•
we may be subject to regulatory investigations and government enforcement actions;
•
we may decide to remove such current or future product candidates from the market;
•
we could be sued and held liable for injury caused to individuals exposed to or taking our current or future product candidates;
•
we may be subject to fines, injunctions or imposition of criminal penalties; and
•
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

The sponsor of a product candidate with Fast Track designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as Breakthrough Therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a Breakthrough Therapy is within the discretion of the FDA, and in February 2025, the FDA denied our initial request for breakthrough designation. Accordingly, even if we believe one of our current or future product candidates meets the criteria for designation as a Fast Track or Breakthrough Therapy designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Fast Track or Breakthrough Therapy designation for a current or future product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our current or future product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

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

•
restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance during remediation;
•
revisions to the labeling, including limitation on approved uses or the addition of warnings, contraindications, or other safety information, including boxed warnings;
•
imposition of a REMS, which may include distribution or use restrictions;
•
requirements to conduct additional post-market clinical trials to assess the safety of the product;
•
fines, warning or untitled letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or withdrawal of approvals;

•
product seizure or detention, or refusal to permit the import or export of drugs; and
•
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

For us to further expand our drug development plans, we will need to hire additional qualified personnel. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Although we may be successful in attracting and retaining suitably qualified scientific and medical personnel, there can be no assurance that we will be able to attract and retain such personnel on acceptable terms given the competition for experienced scientists and clinicians from numerous pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Our failure to do so could adversely affect our business, financial condition, results of operations and prospects, and the trading price of our common stock may decline.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs and other critical business functions.

Our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. In recent years, we have faced increased cybersecurity risks due to a broader reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. For example, in 2025, we became aware of a breach of our email system, which we quickly remediated and addressed. While this breach ultimately did not result in immediate material harm to us or our financial position, if such an event were to occur again, it could result in a material disruption of our programs, negatively impact our operations, financial position or prevent us from continuing our clinical trials, among other serious adverse events and impacts. Additionally, the loss of clinical trial data from completed or any future ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and the loss of research data could result in delays of our research and development efforts and it would be expensive to recover or reproduce the data. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We engage extensively in international operations, which include seeking regulatory approval for certain of our product candidates in foreign jurisdictions. We expect that we are or will be subject to additional risks related to entering into these international business markets and relationships, including:

•
different regulatory requirements for product and biologics approvals in foreign countries;
•
differing U.S. and non-U.S. drug import and export rules;
•
reduced protection for intellectual property rights in foreign countries;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
different reimbursement systems, and different competitive drugs and biologics;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
potential liability resulting from development work conducted by distributors; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

•
upfront, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial;
•
exposure to unknown liabilities, including potential indemnification claims from a potential spin-off or out-license of certain of our intellectual property rights;
•
disruption of our business and diversion of our management’s time and attention in order to develop acquired drugs, product candidates or technologies;
•
incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•
higher-than-expected acquisition and integration costs;
•
lower-than-expected benefits from out-licensing or selling our technology, intellectual property or any of our subsidiaries;
•
write-downs of assets or goodwill or impairment charges;
•
difficulty and cost in combining or separating the operations and personnel of any acquired or sold businesses with our existing operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired or sold businesses due to changes in our senior management and ownership; and
•
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

•
side effects or adverse events in study participants presenting an unacceptable safety risk;
•
inability to reach agreements with prospective third-party CROs and clinical trial sites, or the breach of such agreements;
•
failure of third-party contractors, such as third-party CROs, or investigators to comply with regulatory requirements;
•
delay or failure in obtaining the necessary approvals from regulators, IRBs, or ethics committees to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•
a requirement to undertake and complete additional preclinical studies to generate data required to support the submission of an NDA or a Biologics License Application (“BLA”);
•
difficulty in having patients complete a trial or return for post-treatment follow-up;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
problems with Active Pharmaceutical Ingredient (“API”) or drug product stability or shelf-life, storage and distribution;
•
adding new clinical trial sites;
•
our inability to manufacture, or obtain from third parties, adequate supply of API or drug product to complete our preclinical studies and clinical trials;
•
the impact of the prior COVID-19 or any future pandemic on our future clinical trials, including any enrollment delays; and
•
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

In 2014, we entered into a research collaboration and license agreement (as amended, the “2014 Merck License Agreement”) with Merck to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Under the 2014 Merck License Agreement, Merck is responsible for using commercially reasonable efforts to develop, file for marketing authorization for and, following receipt thereof, to commercialize at least one product thereunder. We are dependent on Merck to provide us with any updates related to clinical trial results, serious adverse events and ongoing communications with the FDA and other regulatory agencies related to these programs, which Merck may provide or withhold in its sole discretion, and as a result we may not be able to provide material updates on a timely basis or at all with respect to these programs. In addition to our existing commercial and academic collaborations, we may also enter into collaboration agreements with other parties in the future relating to our other experimental drug candidates. Ultimately, if such drug candidates are successfully advanced through clinical trials and receive regulatory approval from the FDA, EMA or similar regulatory authorities, such collaboration partners will be responsible for commercialization of these collaboration drugs. The potential for us to obtain future development milestone payments and, ultimately, generate revenue from royalties on sales of such collaboration drugs depends entirely on successful development, regulatory approval, marketing and commercialization by our collaboration partners.

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

•
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
•
our collaboration partners may choose not to develop and commercialize our collaboration product candidates in certain relevant markets;
•
our collaboration partners may take considerably more time advancing our product candidates through the clinical and regulatory process than we currently anticipate, which could materially delay the achievement of milestones and, consequently the receipt of milestone payments from our collaboration partners;
•
our collaboration partners may not inform us regarding the progress of compounds, including but not limited to whether a decision is made to advance certain compounds;
•
our collaboration partners have substantial discretion under their respective agreements regarding how they structure their efforts and allocate resources to fulfil their obligations to diligently develop, manufacture, obtain regulatory approval for and commercialize our collaboration drugs;
•
our collaboration partners control all aspects of commercialization efforts under their respective collaboration and license agreements and may change the focus of their development and commercialization efforts or pursue higher-priority programs and, accordingly, reduce the efforts and resources allocated to their collaborations with us;
•
our collaboration partners may not pursue all indications eligible for milestones;
•
our collaboration partners are solely responsible for obtaining and maintaining all regulatory approvals and may fail to develop a commercially viable formulation or manufacturing process for our product candidates, and may fail to manufacture or supply sufficient drug product for commercial use, if approved, which could result in lost revenue;

•
our collaboration partners may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
•
if any of our agreements with our collaboration partners terminate, we will no longer have any rights to receive potential revenue under such agreement, in which case we would need to identify alternative means to continue the development, manufacture and commercialization of the affected product candidates, alone or with others;
•
our collaboration may have to license other patents to enable marketing of compound, and our royalties may be reduced;
•
our collaboration partners have the discretion to sublicense their rights with respect to our collaboration technology in connection with collaboration product candidates to one or more third parties without our consent;
•
our collaboration partners may be pursuing alternative technologies or developing alternative drugs, either on their own or in collaboration with others, that may be competitive with drugs on which they are collaborating with us or which could affect our collaboration partners’ commitment to the collaboration; and
•
if our collaboration partners receive approval for any of the collaboration product candidates, reductions in marketing or sales efforts or a discontinuation of marketing or sales of our product candidates by our collaboration partners would reduce any milestones and royalties we could be entitled to receive.

In addition, the 2014 Merck License Agreement (see “Business—Research Collaboration and License Agreement with Merck”) and our other collaboration agreements provide Merck and our collaboration partners with rights to terminate such agreements and licenses under various conditions (including with respect to the 2014 Merck License Agreement, at Merck’s convenience), which if exercised would adversely affect our drug development efforts, make it difficult for us to attract new partners and adversely affect our reputation in the business and financial communities.

The timing and amount of any milestone and royalty payments we may receive under our agreements with our collaboration partners will depend on, among other things, the efforts, allocation of resources, and successful development and commercialization of our product candidates by our collaboration partners. Any payments we may receive in connection with certain milestones or royalties under the 2014 Merck License Agreement may differ materially from those described in this Annual Report, and there can be no assurance that we will receive any such payments at all. We cannot be certain that any of the development and regulatory milestones will be achieved or that we will receive any future milestone payments under these agreements. In addition, in certain circumstances we may believe that we have achieved a particular milestone and the applicable collaboration partner may disagree with our belief. In that case, receipt of that milestone payment may be delayed or may never be received, which may require us to adjust our operating plans.

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

Although we have and will continue to design the preclinical studies and clinical trials for our current or future product candidates or be involved in the design when other parties sponsor the studies or trials, we anticipate that third parties will conduct all of our preclinical studies and clinical trials. As a result, many important aspects of our preclinical and clinical development are and will be outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff, and we cannot control whether or not they will devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues; and
•
form relationships with other entities, some of which may be our competitors.

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

In addition, our reliance on third party CROs and CMOs entails further risks, including:

•
non-compliance by third parties with regulatory and quality control standards;
•
breach by third parties of our agreements with them;
•
termination or non-renewal of an agreement with third parties; and
•
sanctions imposed by regulatory authorities if compounds supplied or manufactured by a third-party supplier or manufacturer fail to comply with applicable regulatory standards.

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

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•
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

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or future product candidates
•
a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and
•
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

•
the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;
•
the timing of market introduction of the product candidates and potential advantages to alternative treatments;
•
limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
•
the clinical indications for which our current or future product candidates are approved;
•
availability of alternative treatments already approved or expected to be commercially launched in the near future;
•
the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
•
the willingness of the target patient population to try new therapies or treatment methods and of physicians to prescribe these therapies or methods;
•
the need to dose such product candidates in combination with other therapeutic agents, and related costs;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
publicity concerning our products or competing products and treatments;
•
our ability to obtain and maintain intellectual property protection;

•
pricing and cost effectiveness;
•
the effectiveness of our sales and marketing strategies;
•
our ability to increase awareness of our current or future product candidates;
•
our ability to obtain sufficient third-party coverage or reimbursement; or
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

•
our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•
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

There are currently no FDA-approved drugs for the acute treatment of SAD. There are three FDA-approved generic antidepressants for treatment of SAD that include paroxetine (Paxil), sertraline (Zoloft) and venlafaxine (Effexor). Although not FDA-approved for the acute treatment of SAD, generic benzodiazepines and beta blockers are used off-label as well. Additionally, we are aware of several product candidates in clinical development that are being developed for the acute treatment of SAD, by VistaGen Therapeutics, among others.

There are two FDA-approved generic antidepressants indicated to treat PTSD, sertraline (Zoloft) and paroxetine (Paxil). In addition, the most recent and relevant PTSD treatment guidelines from the American Psychological Association and the U.S. Department of Veteran Affairs and Department of Defense published in 2017 also recommend fluoxetine (Prozac) or venlafaxine (Effexor). We are aware of several other companies seeking to find improved therapeutics for PTSD by exploring mechanisms of action different from the approved SSRIs, including Lykos Therapeutics, among others.

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

Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;

•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

We currently carry clinical trial liability insurance in the amount of $10.0 million in the aggregate, but there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any drugs by us or our collaborators.

Regardless of their merit or eventual outcome, product liability claims may result in:

•
decreased demand for any of our future drugs;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;

•
costs of litigation;
•
distraction of management; and
•
substantial monetary awards to plaintiffs.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA, EMA and comparable regulatory authorities in other jurisdictions, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug or biologic products in the United States until we receive regulatory approval from the FDA. Equally, neither we nor any of our collaboration partners is permitted to market any drug or biologic in the EEA, until we receive a marketing authorization from the EMA or EEA Member State Competent Authorities. We have not submitted an application or obtained regulatory approval for any of our product candidates anywhere in the world. Obtaining regulatory approval of an NDA, BLA or marketing authorization, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S., EEA and other comparable regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•
untitled or warning letters;
•
civil and criminal penalties;
•
injunctions;
•
withdrawal of regulatory approval of drugs;
•
drug seizure or detention;
•
drug recalls;
•
total or partial suspension of production; and
•
refusal to approve pending NDAs, BLAs, marketing authorization applications, or supplements to approved NDAs, BLAs or extensions or variations to marketing authorizations.

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

•
the FDA, EMA or other comparable regulatory authorities may disagree with the design or implementation of our, or our collaboration partners’, clinical trials;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which approval is sought;
•
the FDA, EMA or comparable regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, a BLA, marketing authorization application, or other submission or to obtain regulatory approval in the United States, the EEA, Australia or elsewhere;
•
we, or our collaboration partners, may be unable to demonstrate to the FDA, EMA or comparable regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•
the FDA, EMA or comparable regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers responsible for clinical and commercial supplies; and
•
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

•
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
•
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
•
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
•
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
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
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

•
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
•
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
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
extension of a manufacturer’s Medicaid rebate obligation to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
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

•
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
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
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
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (began in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).
•
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which is expected to have significant effects on biotech companies, including tax incentives that benefit biotech innovation. The OBBBA also restores the ability for companies to immediately deduct domestic research and experimentation (R&E) costs, a provision that was previously phased out. This change provides significant tax relief and increases cash flow for biotech and life sciences companies, especially small and early-stage companies. Additionally, OBBBA amends the Inflation Reduction Act to be more favorable for orphan drug developers by allowing a drug with multiple orphan designations to remain exempt from price negotiation, potentially preserving profitability for rare disease therapies.
•
The OBBBA also mandates that able-bodied Medicaid recipients aged 19-64 must work, volunteer, or attend school for at least 80 hours per month, or risk losing coverage. This is expected to reduce costs, but potentially also coverage for millions of people.

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

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

•
stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•
lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
•
incur significant legal expenses;
•
pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•
pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•
redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and
•
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

If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, which may be increased up to three times of awarded damages, and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

Neuphoria recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

Our risk management team has evaluated and addressed cybersecurity risks in alignment with our business objectives and operational needs and have integrated them into our overall risk management system.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Neuphoria has and engaged with a range of external experts, including cybersecurity assessors, consultants, advisors, and auditors in evaluating and testing our risk management systems. These partnerships will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Neuphoria will implement stringent processes to oversee and manage these risks. We will conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats

While we have encountered cybersecurity threats, including a breach of an administrative email account, these challenges have not resulted in the loss of any data, materials, or clinical information, and have not materially impaired our operations or financial standing.

Governance

Board of Directors Oversight

The Audit & Risk Management Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit & Risk Management Committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Risk Management Personnel

Our IT Manager is actively involved in assessing, monitoring and managing our cybersecurity risks. He has over 30 years of experience in the field of cybersecurity, and his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.

Monitor Cybersecurity Incidents

Our IT Manager implements and oversees processes for the regular monitoring of our information systems, which includes having a well-defined incident response plan. In the event of a cybersecurity incident, we can take immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Management and the Board of Directors

Our IT Manager will provide regular updates to our CEO, Spyros Papapetropoulos, regarding all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks faced by Neuphoria. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

Item 3. Legal Proceedings.

Our management is not aware of any current formal claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows. From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. We intend to defend vigorously against any future claims and litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related shareholder Matters and Issuer Purchases of Equity Securities.

Our ADSs commenced trading on the Nasdaq Global Market on December 17, 2021 under the symbol “BNOX” and continued to do so until December 23, 2024, the date prior to the effectiveness of our redomiciliation as a U.S. domestic company. Beginning on December 24, 2024, Neuphoria’s shares of common stock began trading on the Nasdaq Global Market under the trading symbol "NEUP". Prior to this, no public market existed in the United States for our ADSs or other securities. Prior to delisting from the ASX in August 2023, our ordinary shares were publicly traded on the Australian Securities Exchange under the symbol “BNO”.

As of June 30, 2025, there were 3,122 holders on record of our ordinary shares. This number is not representative of the number of beneficial holders of our shares or common stock nor are they representative of where such beneficial holders reside, as many of these ordinary shares and common stock were held of record by brokers or other nominees.

Dividends

We have not paid cash dividends on our shares of common stock, or previously on ordinary shares or ADSs, to date, and we intend to retain all available funds and any future earnings for use in the operation of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

In the fiscal year ended June 30, 2025, we did not declare or pay any dividends.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, allosteric ion channel modulators designed to transform the lives of patients suffering from serious central nervous system (“CNS”) disorders with high unmet medical need. Ion channels serve as important mediators of physiological function in the CNS and the modulation of ion channels influences neurotransmission that leads to downstream signaling in the brain. The α7 nicotinic acetylcholine (“ACh”) receptor (“α7 receptor”) is an ion channel that plays an important role in driving emotional responses and cognitive performance. Utilizing our expertise in ion channel biology and translational medicine, we are developing orally active small molecule negative allosteric modulators (“NAMs”) to treat anxiety and stressor-related disorders. In addition, through a long-standing strategic partnership with Merck & Co., Inc., in the United States and Canada (“Merck”), we are also developing positive allosteric modulators (“PAMs”) of the α7 receptor to treat cognitive dysfunction. Neuphoria's pipeline also includes preclinical assets that target Kv3.1/3.2 ion channels being developed for CNS conditions of high unmet need.

We are advancing our lead product candidate, BNC210, an oral, proprietary, selective NAM of the α7 receptor, for the the acute treatment of Social Anxiety Disorder (“SAD”) and chronic treatment of Post-Traumatic Stress Disorder (“PTSD”). There remains a significant unmet medical need for the over 27 million patients in the United States alone suffering from SAD and PTSD.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2025, our operations have been financed primarily by aggregate net proceeds of $193.0 million from the sale and issuances of our equity, $29.2 million in the form of upfront payments, research funding, and a milestone payment from the 2014 Merck License Agreement, and $67.1 million from Australian research and development credits and government grants and assistance.

Since inception, we have had significant operating losses. Our net loss after tax was $0.4 million and $15.5 million for the twelve months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $178.3 million and cash and cash equivalents of $14.2 million.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, and our administrative and other expenses will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a U.S. public company, hiring U.S. personnel and establishing a U.S. infrastructure. In addition, if we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditure on other research and development activities.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The Company incurred a net loss of $0.4 million for the twelve months ended June 30, 2025 inclusive of the receipt of milestone payments associated with our research collaboration and licensing agreements and incurred a net loss of $15.5 million for the twelve months ended June 30, 2024. The Company also generated $0.1 of cash for operating activities during the twelve months ended June 30, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities through the second quarter of fiscal year 2027, which is more than twelve months from the date these consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

The Company has projected its operating capital requirements based on its current operating plan, which management believes can be effectively implemented. The operating plan incorporates several assumptions that, while considered probable, may ultimately prove to be incorrect, and the Company may use all available capital resources sooner than expected. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. If the Company is unable to obtain sufficient funding on acceptable terms, it could be forced to delay, reduce, or eliminate some or all its research and development programs or commercialization activities, which could materially adversely affect its business prospects or its ability to continue operations.

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

In September 2014, we entered the 2014 Merck Research Collaboration and License Agreement to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Pursuant to the Merck Agreement, we received upfront payments totaling $17 million, another $10 million in February 2017 when the first compound from the collaboration entered Phase 1 clinical trials, and another $15 million in March 2025 upon the first dosing of a patient in a Phase 2 clinical trial. We are also eligible to receive up to an additional $450 million in milestone payments for achievement of certain development and commercial milestones.

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the Merck Agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the twelve months ended June 30, 2025.

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $75.8 in certain development and regulatory milestone payments if Carina advances the development of the therapy to a Phase 3 trial. Carina is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000 which was recorded as revenue in the Consolidated Statement of Operations and Other Comprehensive Income (Loss) included in this Form 10-K.

Components of Operating Results from Continuing Operations

License Revenue

Our license revenue reflects revenue earned from customers attributed to our license agreements and the milestone payments earned thereunder.

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
•
expenses incurred under agreements with outside consultants and advisors, including their fees and related travel expenses; and
•
expenses incurred under agreements with third parties, including Contract Research Organizations ("CROs") that conduct research, preclinical activities, and clinical trials on our behalf, as well as Contract Manufacturing Organizations ("CMOs") that manufacture our product candidates for use in our preclinical studies and clinical trials and perform other required manufacturing activities.

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

Substantially all our direct research and development expenses during the twelve months ended June 30, 2025 and 2024 were on BNC210 and consisted primarily of external costs, such as consultants, CROs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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

•
successful completion of our planned Phase 3 clinical trials in SAD and PTSD.
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

General and Administrative Expenses

We expect our general and administration expenses to increase over the next several years to support expanded research and development activities and operating as a U.S. public company, including costs of additional personnel, increased costs related to investor relations activities, director and officer insurance premiums, and increased fees to outside consultants, lawyers, and accountants.

Our general and administration expenses consist primarily of :

•
personnel costs, which include salaries, benefits and share-based compensation;
•
expenses incurred under agreements with outside consultants and advisors, including their fees and related travel expenses;
•
costs relating to audit, tax, and regulatory compliance; and

•
other expenses including facilities costs, legal fees, and insurance.

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

Foreign Currency Exchange

Our financial results are reported in U.S. Dollars. A substantial portion of our operating expenses and other income, if any, are denominated in the Australian dollar. During the twelve months ended June 30, 2025 and 2024, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the twelve months ended June 30, 2025 and 2024. See “Quantitative and Qualitative Disclosures About Market Risk” for more information.

Results of Operations

Comparison of Fiscal Years ended June 30, 2025 and 2024

	Year Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
License revenue	$15,649,448	$-	$15,649,448	N/A
Research and development	(9,005,097)	(9,417,785)	(412,688)	(4.4)%
General and administrative	(7,773,442)	(8,474,591)	(701,149)	(8.3)%
Other income	291,093	2,312,890	(2,021,797)	87.4%
Loss before income tax expense	$(837,998)	$(15,579,486)

License Revenue

Our license revenue increased during the twelve months ended June 30, 2025, as compared to the same period ended 2024, primarily due to the $15 million milestone payment received from the Merck Agreement in March 2025.

Research and Development Expenses

Our research and development activities during the twelve months ended June 30, 2025 and 2024, were principally focused on the advancement of BNC210. The decrease in the fiscal year ended June 30, 2025 of approximately $0.4 million as compared to the fiscal year ended June 30, 2024 was primarily due to decreased expenditures associated with the PTSD ATTUNE program of $3.0 million combined with decreased expenditures for consulting costs of $0.1 million and professional services of $0.1 million, partially offset by increases in costs associated with the SAD PREVAIL program of $2.3 million, combined with an increase in other program spend of $0.1 million and increases in headcount and other costs of $0.2 million.

In the fiscal year ended June 30, 2025, approximately 88% of the total 2025 research and development expenses related to the advancement of our BNC210-based programs. Of the 88%, approximately 13% were attributable to PSTD ATTUNE and 75% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro rata basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The decrease in general and administrative expenses in the fiscal year ended June 30, 2025 of $0.7 million as compared to the fiscal year ended June 30, 2024 was due to decreases in headcount-related costs of $0.3 million due to normal fluctuations in staffing levels during the fiscal year ended June 30, 2025 and decreased insurance expense in the current year of $0.5 million, partially offset by increases in administrative costs of $0.2 million.

Other Income

The decrease in other income of $2.0 million other income for the fiscal year ended June 30, 2025, as compared to the fiscal year ended June 30, 2024, was primarily due to net changes in the fair value adjustment of our contingent consideration liability and our warrant liability of $2.0 million combined with an increase in the loss realized on foreign currency translation of $0.2 million, partially offset by an increase in the research and development incentive award of $0.2 million.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

JOBS Act

We are an emerging growth company, as defined in the JOBS Act. We rely on certain reduced reporting and other requirements that are otherwise generally applicable to public companies. As an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, which would otherwise be required beginning with our second annual report on Form 10-K, and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several fiscal years. As of June 30, 2025, we had cash and cash equivalents of $14.2 million and an accumulated deficit of $178.3 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

Comparison of Fiscal Years ended June 30, 2025 and 2024

	Year Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$77,229	$(14,680,777)
Net cash provided by financing activities	1,528,276	15,108,794
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(3,750)	76,974
Net increase in cash, cash equivalents, and restricted cash	$1,601,755	$504,991

Operating Activities

The $14.8 million increase in net cash provided by operating activities to $0.1 million in the fiscal year ended June 30, 2025, from $14.7 million used in operating activities for fiscal year ended June 30, 2024, is primarily attributed to a $15.1 million decrease in net loss combined with a favorable $2.6 million change in the fair value adjustment associated with the contingent consideration liability and a favorable $0.3 million effect of foreign currency translation in the year ended June 30, 2025, as compared to the same period in 2024, partially offset by an unfavorable $0.7 million change in year-over year share-based compensation expense, an unfavorable $0.6 million year-over-year change in fair value adjustments associated with the warrant liability, and an unfavorable $1.9 million year-over-year change in working capital.

Financing Activities

The $13.6 million decrease in net cash provided by financing activities to $1.5 million in the fiscal year ended June 30, 2025, from $15.1 million provided by financing activities for fiscal year ended June 30, 2024, is primarily due a decrease in proceeds from the sale of our equity instruments. Financing activities in the fiscal year ended June 30, 2025 included gross proceeds of $1.9 million from the sale and issuance of shares partially offset by equity issuance costs of $0.1 million. Financing activities in the fiscal year ended

June 30, 2024 included $16.4 million of gross proceeds from the sale and issuance of shares and warrant, partially offset by equity issuance costs of $0.4 million.

On November 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent”). Pursuant to the Sales Agreement, the Sales Agent will act as the Company’s agent with respect to an offering and sale, at any time and from time to time, of the Company’s shares of common stock (the “Shares”) in an aggregate offering amount up to $11,494,900 under the Sales Agreement. Sales of the Shares under the Sales Agreement may be made from time to time, with the timing and amount of any sales to be determined by Neuphoria based on a variety of factors. Neuphoria may determine to sell some, all, or none of the Shares under the Sales agreement and may terminate the ATM facility at its discretion. Neuphoria, through the Sales Agent, may sell Shares by any lawful method deemed to be an “at-the-market offering” defined by Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales made through the Sales Agreement may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices. As a result, actual sales prices may vary. Neuphoria currently intends to use the net proceeds from the ATM, together with its existing cash and cash equivalents, to fund its pipeline development and to maintain working capital and for general corporate purposes. During the fiscal year ended June 30, 2025, we issued an aggregate of 349,801 shares of common stock under the ATM facility, receiving gross proceeds in the aggregate amount of approximately $2.1 million. The current ATM program replaces previous ATM program dated May 5, 2023, between the Company and Cantor Fitzgerald & Co., which was terminated by the Company in order to proceed with the new ATM offering with the Sales Agent.

In May 2024, we entered into a Securities Purchase Agreement with Armistice Capital Master Fund Ltd. pursuant to which the Company agreed to issue and sell in a three-tranche private placement a certain number of restricted ADSs, a pre-funded warrant to purchase ADSs and an accompanying 5-year cash purchase warrant. The first tranche of the private placement closed in June 2024, resulting in aggregate gross proceeds to the Company of $7.5 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents, combined with anticipated financing transactions, will be sufficient to continue funding our development activities through the second quarter of fiscal year 2027. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing shareholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including but not limited to:

•
the scope, progress, results and costs of independently researching and developing any of our product candidates and conducting preclinical studies and clinical trials;

•
the timing, receipt and amount of milestone payments, if any, from Merck under the 2014 Merck License Agreement to develop and commercialize compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions;
•
the timing and receipt of proceeds on the exercise of the warrant and share options, if at all exercised;
•
the number, indications and characteristics of the product candidates we pursue;
•
the cost of manufacturing our approved drugs, if any;
•
the cost of commercialization activities;
•
our ability to maintain existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such agreements; and
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation.

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

Contractual Obligations

We do not have any long-term debt or capital lease obligations. We do have a long-term operating lease obligation for our Australian facility and a non-current warrant liability which commits us to issuing shares to a warrant holders upon the exercise of their common stock warrant.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. See Note 2 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data included elsewhere in this document for critical accounting policies as of June 30, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

The following table summarizes our exposure to foreign currency risk (all of which are risks against the Australian dollar), expressed in U.S. dollars as of June 30, 2025 and 2024:

	June 30,
	2025	2024
	(in thousands)
Monetary items
Cash and cash equivalents	$132	$5,533
Restricted cash	78	119
Accounts receivable, non-trade	12	192
Accounts payable	(700)	(245)
Accrued expenses and other current liabilities	(2,304)	(1,501)
Operating lease liability	(116)	(362)
Total Monetary Items	$(2,898)	$3,736

Non-monetary items
Prepaid expenses	$169	$691
Operating lease right-of-use assets, net	—	328
Intangible assets, net (goodwill)	4,550.0	6,947.0
Total Non-Monetary Items	$4,719	$7,966
Total Monetary and Non-Monetary Items	$1,821	$11,702

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

	June 30,
	2025	2024
10% increase (i)
Profit or loss	$1,269,444	$652,388
Equity	$1,747,371	$953,433
10% decrease (i)
Profit or loss	$(1,714,974)	$(652,388)
Equity	$(1,747,371)	$(953,433)

(i)
This is attributable to the exposure to outstanding A$ net monetary assets at the end of the reporting period in the subsidiary which is denominated in USD and reflected in the foreign currency translation reserve.

Our sensitivity to foreign currency has decreased as of June 30, 2025 due primarily to a decrease in cash and cash equivalents that are denominated in Australian dollars which is a direct result of U.S. fundraising activities and the receipt of milestone revenue denominated in USD.

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

Due to the size of potential milestone payments under our license and collaboration agreement with Merck, in fiscal years when we record receivables under this agreement, Merck is likely to represent a large percentage of our trade and other receivable balance and our revenue in such fiscal years.

Liquidity Risk

Ultimate responsibility for liquidity risk management rests with our board of directors, which has approved a liquidity risk management framework for management of our short, medium and long-term funding. We manage liquidity risk by continuously monitoring forecast, actual cash flows, and matching maturity profiles of financial assets and liabilities.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the twelve months ended June 30, 2025. If our costs become subject to significant inflationary pressures, this could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The resignation of Ernst & Young from its role as our independent registered public accounting firm became effective on June 14, 2024 (the “Effective Date”).

Prior to their resignation during the fiscal year ended June 30, 2023 and through the Effective Date, there were no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years. During the fiscal year ended June 30, 2023 and through the Effective Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On April 30, 2024, the Company appointed Wolf & Company, P.C. as our independent registered public accounting firm for U.S. reporting purposes beginning with the fiscal year ended June 30, 2024.

During the fiscal years ended June 30, 2025 and 2024, and in the subsequent interim period through the filing of this Annual Report, neither we nor anyone on our behalf consulted with Wolf & Company, P.C. regarding either:

•
the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided to us that Wolf & Company, P.C. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or
•
any matter that was either the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2025.

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

Item 9B. Other Information.

Insider trading arrangements and policies

No directors or officers of the Company adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement during fiscal year ended June 30, 2025.

A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this annual report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of June 30, 2025, the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Executive Officers
Spyros Papapetropoulos	52	President, Chief Executive Officer, and Director
Tim Cunningham	63	Chief Financial Officer

Non-Executive Directors
Miles Davies(1)	44	Director
Alan Fisher(1)(2)	72	Director
Jane Ryan, Ph.D.(1)(2)	66	Director
David Wilson	62	Director

(1)
Audit & Risk Management Committee member
(2)
Nomination and Remuneration Committee member

Background of Directors and Executive Officers

The following is a brief summary of the business experience of our executive officers.

Spyridon “Spyros” Papapetropoulos, M.D., has served as our President and Chief Executive Officer since January 5, 2023. Dr. Papapetropoulos is an experienced biopharmaceutical executive, a recognized neuroscientist/neurologist, and change agent with a 25-year career focused on CNS disorders. He has held various positions of increasing responsibility at CNS-focused start-up/small, medium specialty and large biopharma companies. Since 2020, he was the Chief Medical Officer of Vigil Neuroscience Inc, a Nasdaq-listed biopharmaceutical company developing a pipeline of neuroimmune targeted therapeutics for the treatment of neurodegenerative disorders. Prior to joining Vigil, he served as Chief Development Officer, and SVP, Head of Development at Acadia Pharmaceuticals Inc., CEO at SwanBio Therapeutics, and EVP of Research & Development and Chief Medical Officer at Cavion. Before Cavion, he held senior/executive positions at Biogen Inc., Allergan plc, Pfizer Inc., and Teva Pharmaceuticals Inc. Dr. Papapetropoulos has filed multiple INDs and has overseen a broad spectrum of CNS biopharmaceutical development programs (small molecules, biologics, gene therapy), leading to successful regulatory filings (>20 INDs and multiple NDAs/BLAs) and new product launches worldwide. Dr. Papapetropoulos received his MD and PhD in Greece from the University of Patras, School of Medicine and before joining the biopharmaceutical industry served as faculty at the Department of Neurology of the University of Miami, School of Medicine.

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

Peter Miles Davies has served as a member of our board of directors since July 2021, and effective June 17, 2024, was appointed as a member of our Audit & Risk Management Committee. Mr. Davies has worked at Apeiron Investment Group Ltd in the Healthcare team since 2021 to 2022. Prior to that, Mr. Davies was at Rothschild & Co. from 2006 to 2021. Mr. Davies received his Master’s Degree from The University of Edinburgh, Scotland. Mr. Davies’ experience in the healthcare industry includes mergers and acquisitions, strategic advisory, capital raising, and restructuring transactions, which all contributed to our board of directors’ conclusion that he should serve as a director of our company.

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

Board Composition

Our business and affairs are organized under the direction of our Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required. The Board consists of six members, including Alan Fisher, who served as a non-executive member of the Board from September 1, 2016, and as Chair of the Audit & Risk Management Committee, and had been appointed Non-Executive Chair of the Board, effective from 1 July 2023. Mr. Fisher is an experienced corporate advisor and public company director, with a proven track record for implementing strategies that enhance shareholder value. His main areas of expertise include mergers and acquisitions, public and private equity raising, business restructurings, and strategic advice. He is currently a Non-Executive Director and Chair of Centrepoint Alliance Limited (ASX:CAF) and a Director and Chair of the Audit and Risk Committee of Thorney Technologies Limited (ASX:TEK).

The table below shows the year in which each of our non-executive directors was most recently re-elected and the year he or she must retire from our board of directors, with his or her position up for re-election (with retiring directors eligible for re-election).

	Year Most Recently Elected	Year Required to Stand for Re-Election

Miles Davies	2024	2025
Alan Fisher	2024	2026
Jane Ryan, Ph.D.	2024	2026
David Wilson	2024	2025

In accordance with the terms of our Certificate of Incorporation, implemented as part of our December 2024 redomiciliation, we adopted a staggered board of directors, with Mr. David Wilson and Mr. Miles Davies as the Tier 1 directors who will stand for re-election by shareholders at our 2025 Annual General Meeting.

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

Director Independence

As a domestic U.S. issuer, under the listing requirements and rules of Nasdaq, we are required to have a majority of independent directors on our board of directors, as well as our Audit and Risk Management Committee, which is required to consist of entirely independent directors, subject to certain phase-in schedules. Our board of directors has determined that all of our directors, other than David Wilson and Dr. Papapetropoulos, are independent directors in accordance with the listing requirements of the Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not for at least three years, been one of our employees, or has engaged in, or have had a family member engage in, a number of different transactions with us. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

•
charting our strategic direction, approving corporate objectives in line with that strategic direction and monitoring progress towards Board approved objectives;
•
approving our statement of core values and Code of Business Conduct to underpin the desired culture within the company;
•
overseeing management in its implementation of our strategic objectives and instilling our values and performance generally;
•
ensuring that our remuneration policies are aligned with our purpose, values, strategic objectives and risk appetite;
•
monitoring compliance with regulatory requirements and ethical standards; and;
•
appointing and reviewing the performance and remuneration of the Executive Chair.

Our board of directors seeks to ensure that it is cognizant of our state of development such that at any point in time its membership as a group has expertise in areas of current and future importance to us as we grow.

Periodically, our board of directors undertakes a performance evaluation of itself that:

•
compares the performance of our board of directors with the requirements of our Board Charter;
•
involves the Executive Chair meeting individually with each member of our board of directors to assess how Board performance may be improved; and
•
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

Audit Committee

The Audit & Risk Management Committee is not a policy-making body but assists our board of directors by implementing board policy. The role of the Audit and Risk Management Committee includes assisting our board of directors with our governance and exercising of due care, diligence and skill in relation to:

•
the reporting of financial information to users of financial reports;
•
the application of accounting policies;
•
financial management;
•
the internal control system;
•
the risk management system;
•
the performance management system;
•
the cybersecurity risk management system;
•
business policies and practices;
•
protection of our assets; and
•
compliance with applicable laws, regulations, standards and best practice guidelines.

In addition, the Audit and Risk Management Committee will review whether management is adopting systems and processes for the above matters that are sufficient for a company of our size and stage of development.

The members of our Audit and Risk Management Committee are currently Mr. Alan Fisher (Chair), Miles Davies, and Dr. Jane Ryan. All members of our Audit and Risk Management Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Alan Fisher qualifies as an “audit committee financial expert” (as defined by applicable SEC rules) and has the requisite financial sophistication as required under the applicable Nasdaq rules.

Compensation Committee

The primary purpose of the Compensation Committee is to support and advise our board of directors by:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, approving the grant of equity awards to the Chief Executive Officer, and recommending to the Board the Chief Executive Officer’s compensation level based on this evaluation;
•
reviewing and approving the compensation of all other executive officers;
•
reviewing and recommending to the Board employment and severance arrangements for executive officers
•
administering and making recommendations to the Board with respect to the Company’s incentive compensation and equity-based compensation plans;
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
•
overseeing succession planning for positions held by executive officers, and reviewing succession planning and management development with the Board.

The members of our Compensation Committee are currently Dr. Jane Ryan (Chair) and Mr. Alan Fisher. Our board of directors has determined that each of the committee members is independent under the applicable Nasdaq rules, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as defined in Section 162(m) of the Code. The Compensation Committee operates under a written charter, which provides that it will undertake an annual review and evaluation of the performance of our board of directors and its committees and present to our board of directors the results of its review.

Compensation Committee Interlocks

None of the members of the Nomination and Remuneration Committee has ever been one of our officers or employees. Except for our director Dr Papapetropoulos, who current services as a director and Chief Executive Officer, none of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Code of Business Conduct

We have adopted a written Code of Business Conduct Policy that applies to our directors, managers, employees and agents acting on our behalf, including our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions. Our Code of Business Conduct Policy is available under the Corporate Governance section of our website at www.neuphoriatx.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct Policy. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Shareholder and Interested Party Communications

Shareholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of Neuphoria Therapeutics Inc., 100 Summit Drive, Burlington, MA 01803. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our ordinary shares to file reports relating to their ownership and changes in ownership of our ordinary shares with the SEC by certain deadlines. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year ended June 30, 2025 were complied with by each person who at any time during the fiscal year ended June 30, 2025 was a director or an executive officer or held more than 10% of our ordinary shares except for the following: our Director Mr. Miles Davies filed a Form 3 five days late, effective on July 15, 2024.

Item 11. Executive Compensation.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt following the closing of this offering may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ending June 30, 2025; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at June 30, 2025 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2025. Compensation information is shown for the fiscal years ending June 30, 2025 and 2024.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act. The value of share or option awards represents the grant date fair value of awards granted with respect to fiscal years 2025 and 2024 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended June 30, 2025.

For share awards, these shares were valued on the grant date based on the quoted trading price of the Company’s share price on such date.

2025 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Spyros Papapetropoulos, M.D., PhD President and Chief Executive Officer	2024	$525,000	$196,875	$-	$137,206	$-	$-	$30,000	$889,081
Spyros Papapetropoulos, M.D., PhD President and Chief Executive Officer	2025	$550,000	$226,875	$-	$123,660	$-	$-	$50,808	$951,343
Tim Cunningham (2) Chief Financial Officer	2024	$-	$-	$-	$-	$-	$-	$294,788	$294,788
Tim Cunningham Chief Financial Officer	2025	$-	$-	$-	$-	$-	$-	$254,363	$254,363

(1)
Share options do not represent cash payments to named executive officers. Share options granted may or may not be exercised by named executive officers.
(2)
Mr. Cunningham was appointed Chief Financial Officer on July 1, 2023.

Narrative to Summary Compensation Table

The objective of our executive remuneration policy and framework is to ensure that we can attract and retain high caliber executives capable of managing our operations and achieving our strategic objectives and focus these executives on outcomes necessary for success. The executives’ total remuneration package framework is comprised of a combination of:

•
base pay and benefits, including for Australian employees a superannuation retirement contribution and other entitlements;
•
short-term performance incentives that may be paid as shares, share options, cash or a combination thereof; and
•
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

The executives named below have pre-determined bonus or equity opportunity pursuant to the Company’s bonus plan; however, in addition, discretionary short-term performance incentives (“Discretionary STI Awards”) may be awarded to our executives at the end of the performance review cycle upon achievement of specific board of directors approved individual and company-related key performance indicators (“KPIs”), with a weighting of 50% each. Following a performance evaluation against these KPIs, the amount of possible Discretionary STIs payable to each executive is determined by our board of directors based on the Executive Chair’s recommendation. Our board of directors determines whether a Discretionary STI Award should be in share options, shares and/or cash. For the years ended June 30, 2025 and 2024, pursuant to a bonus plan, as agreed upon by the remuneration committee, and as included in the executive compensation table in this Annual Report on Form 10-K, Spyros Papapetropoulos received a bonus.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding as of June 30, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Spyros Papapetropoulos, M.D., PhD President and Chief Executive Officer	3,133	-	-	$43.27	12/16/2028	-	$-	-	$-
	783	-	-	$43.27	3/16/2029	-	$-	-	$-
	783	-	-	$43.27	6/16/2029	-	$-	-	$-
	783	-	-	$43.27	9/16/2029	-	$-	-	$-
	783	-	-	$43.27	12/16/2029	-	$-	-	$-
	783	-	-	$43.27	3/16/2030	-	$-	-	$-
	783	-	-	$43.27	6/16/2030	-	$-	-	$-
	12,750	-	-	$5.11	4/16/2035	-	$-	-	$-
	-	-	783	$43.27	9/16/2030	-	$-	-	$-
	-	-	783	$43.27	12/16/2030	-	$-	-	$-
	-	-	783	$43.27	3/16/2031	-	$-	-	$-
	-	-	783	$43.27	6/16/2031	-	$-	-	$-
	-	-	783	$43.27	9/16/2031	-	$-	-	$-
	-	-	783	$43.27	12/16/2031	-	$-	-	$-
	-	-	14,250	$5.11	4/16/2035	-	$-	-	$-
Tim Cunningham Chief Financial Officer	-	-	-	-	-	-	$-	-	$-

Key Terms of Executive Employment Agreements

Remuneration and other terms of employment for the Chief Executive Officer and the other executives are formalized in the form of an executive employment contract or consultancy agreement. Major provisions of the agreements relating to remuneration are set out below:

Spyros Papapetropoulos, M.D., President and Chief Executive Officer

Effective December 16, 2022, the Company and Dr. Spyros Papapetropoulos entered into an employment agreement, the terms of which were announced to ASX on December 16, 2022 (“Initial Employment Agreement”). Under the terms of the Initial Employment Agreement, Dr. Papapetropoulos commenced as President, Chief Executive Officer and a Director of the Company effective January 5, 2023.

For administrative purposes, it was subsequently agreed that Bionomics, Inc., then a wholly owned U.S. subsidiary of Bionomics Ltd., should be party to the employment agreement. Accordingly, on January 15, 2023, the Initial Employment Agreement was terminated and a new employment agreement was entered into between Dr. Papapetropoulos and Bionomics Inc. that, in all material respects, was on the same terms as the Initial Employment Agreement, other than the contracting party (“Papapetropoulos Employment Agreement”).

Under the Papapetropoulos Employment Agreement, Dr. Papapetropoulos received an initial fixed remuneration of $525,000 base salary per year, plus reimbursement for the cost of procuring health benefits in the United States, for the provision of executive services as determined by our board of directors, plus a short term incentive/bonus potential of 50% of base salary, upon meeting the applicable performance criteria established by the Compensation Committee of the Board against agreed financial, strategic, and operational targets (the “Papapetropoulos Target Bonus”). In addition, Dr. Papapetropoulos, in connection with his appointment as President, Chief Executive Officer and a Director received an initial grant of 27,067,015 (12,529 options on a post-redomiciliation basis) Options issued with an exercise price equal to the volume weighted average selling price of Shares for the five trading day period ending immediately prior to the grant date (February 21, 2023); and with 25% vesting on the 12 month anniversary of the grant date for the Options with the balance vesting on a quarterly basis over a 3-year period from that date (with acceleration in the event of a change in control and also on termination as described below). The award was subject to shareholder approval, which was obtained on February 21, 2023.

The Executive Employment Agreement with Dr. Papapetropoulos may be terminated by either party. In the event of a termination of the agreement by the company for cause or voluntary resignation without good reason, Neuphoria will pay Dr. Papapetropoulos’ earned but unpaid base salary and annual bonus. In the event of a termination without cause or resignation for good reason, Neuphoria will pay severance of 1-times base salary plus a 1-time target bonus potential to be paid in equal installments over the following 12-month period, and any outstanding equity compensation awards will fully and immediately vest.

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

401(k) Plan

The Company does not sponsor, nor intends to sponsor in the foreseeable future, the participation of its employees in a plan established under subsection 401(k) of the U.S. Internal Revenue.

Recovery Policy

In November 2023, we adopted a policy on the recovery of erroneously awarded incentive compensation that is compliant with the Nasdaq Listing Rules. This policy is available on our website www.neuphoriatx.com under the “Corporate Governance” section of our website.

Equity Incentive Plans

The principal features of Neuphoria's equity incentive plan are summarized below. This summary is qualified in its by reference to the actual text of the applicable plan, which is or will be filed as an exhibit to the registration statement of which this prospectus is a part.

Equity Awards

The principal features of Neuphoria's equity incentive plan are summarized below. This summary is qualified in its reference to the actual text of the applicable plan, which is or will be filed as an exhibit to the registration statement of which this prospectus is a part.

Equity awards for executives and employees have been provided by, and are currently provided by, a combination of equity plans that may include the:

•
Employee Share Option Plan (“ESOP”);
•
Employee Equity Plan (“EEP”); and
•
2024 Equity Incentive Plan.

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

2024 Equity Incentive Plan

On December 10, 2024, our board of directors adopted Neuphoria's 2024 Equity Incentive Plan (“Plan”). The material terms of the Plan are summarized below.

Purpose. The purpose of the Plan is to provide a means through which we and our affiliates may attract and retain key personnel and to provide a means whereby our and our affiliate’s directors, employees, and consultants may acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may be measured by reference to the value of our shares of common stock, thereby strengthening their commitment to the success of the Company and aligning their interests with those of our stockholders.

Eligibility and administration. Employees, consultants, and directors of the Company and its affiliates, as well as prospective employees, consultants, and directors who have accepted offers of employment or consultancy from the Company or its affiliates are eligible to receive one or more types of Awards under the Plan (defined below).

The Plan is administered by the board of directors, which has complete authority to determine the employees, consultants, and/or non-employee directors who will be granted Awards under the Plan.

Subject to the terms of the Plan, the board of directors has all discretion and authority to administer the Plan and to control its operation, in accordance with the Plan’s provisions, including, but not limited to, the power to (a) determine which employees, consultants, and non-employee directors will be granted Awards, (b) prescribe the terms and conditions of the Awards (which need not be the same), (c) interpret the Plan and the Awards, (d) adopt such procedures and/or subplans deemed necessary or appropriate for the purpose of satisfying applicable foreign laws or for qualifying for favorable tax treatment under applicable foreign laws, (e) to institute and determine the terms and conditions of an award exchange program; provided, however, that the board of directors shall not implement an award exchange program without the approval of the majority of the Company’s stockholders entitled to vote at any annual or special meeting of Company’s stockholders, and (e) make whatever rules it considers appropriate for the administration and interpretation of the Plan.

The board of directors may delegate any of its authority and powers under the Plan to a committee or one or more of the Company’s officers. However, the board of directors may not delegate its authority and powers with respect to any Awards that are granted to our executive officers or directors who are subject to Section 16(b) of the Securities Exchange Act. All interpretations, determinations and decisions made by the board of directors and any delegate of the board of directors will be final and binding on all persons and will be given the maximum possible deference permitted by law.

Limitation on Awards and shares of common stock of common stock available. The maximum number of shares of common stock available for issuance under the Plan is 1,000,000 shares of common stock (the “Share Reserve”). In no event shall the maximum aggregate number of shares of common stock that may be issued under the Plan pursuant to incentive stock options exceed the Share Reserve. The Share Reserve is subject to further adjustment as provided in the Plan. In no event shall fractional shares of common stock be issued under the Plan. The maximum number of shares of common stock that may be granted under the Plan during any single fiscal year to a non-employee director, when taken together with any cash fees paid to such non-employee director during such year in respect of his or her service as a non-employee director (including service as a member or chair of any committee of the board of directors), shall not exceed $750,000 in total value (calculating the value of any such Awards based on the grant date fair value of such Awards for financial reporting purposes).

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares of common stock reserved for issuance under the Plan and (ii) the class and maximum number of shares of common stock that may be issued on the exercise of ISOs.

Awards. The Plan permits the board of directors to grant various types of discretionary equity compensation awards under the Plan (“Awards”), including:

•
Incentive stock options or ISOs
•
Nonqualified stock options or NSOs
•
Stock appreciation rights or SARs
•
Restricted stock
•
Restricted stock units or RSUs
•
Stock bonus awards, and
•
Performance awards.

An individual who has received one or more Awards under the Plan is referred to in this summary as a “participant”.

A brief description of each award type follows:

•
ISOs and NSOs.Stock options provide for the purchase of shares of common stock in the future at an exercise price set by the board of directors on the grant date. ISOs are stock options that by their terms qualify for, and are intended to qualify for, favorable U.S. federal tax treatment. NSOs are stock options that by their terms either do not qualify for or are not intended to qualify as ISOs. The board of directors may grant ISOs only to employees of the Company or a subsidiary at the time of grant. The exercise price of each NSO will be determined by the board of directors in its discretion, but must be at least one hundred percent (100%) of the fair market value of the shares of common stock on the grant date or otherwise compliant with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The exercise price of an ISO must be at least one hundred percent (100%) of the fair market value of the shares of common stock on the grant date (although in rare circumstances, the exercise price must be at least 110% of the fair market value of the shares of common stock on the grant date), except with respect to certain substitute options granted in connection with a corporate transaction. Stock options will not be exercisable after the expiration of ten (10) years from the date of grant (or five (5) years, in the case of an ISO issued to a ten percent (10%) stockholder).
•
SARs. SARs entitle the participant, upon exercise, to receive an amount equal to the appreciation of the shares of common stock subject to the Award between the grant date and the exercise date. The exercise price of a SAR will not be less than 100% of the fair market value of the underlying share of common stock on the grant date (except with respect to certain substitute SARs granted in connection with a corporate transaction). SARs will not be exercisable after the expiration of ten (10) years from the grant date.
•
Restricted stock and RSUs. Restricted stock is an award of nontransferable shares of common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to pay cash or deliver shares of common stock in the future, which also are forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the Award or at the election of the participant, if the board of directors permits such a deferral.
•
Stock bonuses. A stock bonus is the issuance of shares of common stock to a participant. The shares of common stock issued pursuant to a stock bonus typically are unrestricted, meaning that they are not subject to vesting requirements.
•
Performance awards. Performance awards include any of the foregoing Awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the board of directors may determine, which may or may not be objectively determinable. Such performance goals may be based solely by reference to our performance or the performance of a subsidiary, division, business segment or business unit, or based upon performance relative to performance of other companies or upon comparisons of any of the indicators of performance relative to performance of other companies.
•
Vesting. The board of directors may determine the time and conditions under which the Award will vest and may specify partial vesting in one or more vesting tranches, which may be based solely upon continued employment or service for a specified period of time or may be based upon the achievement of specific performance goals established by the board of directors in its discretion.

For all purposes of the Plan, “vesting” of an Award shall mean:

a)
For an ISO, NSO, or SAR, the time at which the participant has the right to exercise the Award.

b)
For restricted stock or RSUs, the time at which all conditions for vesting, as stated in the applicable award agreement or the Plan, are satisfied.
c)
For performance shares, the time at which the participant has satisfied the requirements to receive payment on such performance shares, as stated in the applicable award agreement or the Plan.

Vesting need not be uniform among Awards granted at the same time or to persons similarly situated. Vesting requirements shall be set forth in the applicable award agreement.

If the date of the vesting of any Award, other than an ISO, NSO, or SAR, held by participant who is subject to the Company’s policy regarding trading of its shares of common stock by its officers and directors and the shares of common stock are not within a “window period” applicable to the participant, as determined by the Company in accordance with such policy, then the vesting of such Award shall not occur on such original vesting date and shall instead occur on the first day of the next “window period” applicable to the participant pursuant to such policy.

Certain transactions; Adjustments. In the event of (i) any dividend (other than ordinary cash dividends) or other distribution (whether in the form of cash, shares of common stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, amalgamation, consolidation, spin-off, split-up, split-off, combination, or other similar corporate transaction or event that affects the shares of common stock, or (ii) unusual or infrequently occurring events affecting the Company, any affiliate, or the financial statements of the Company or any affiliate, or changes in applicable rules, rulings, regulations or other requirements of any governmental body or securities exchange or inter-dealer quotation system, accounting principles or law, such that in either case the board of directors in its sole discretion may adjust any or all of (A) the number of shares of common stock or other securities of the Company (or number and kind of other securities or other property) that may be delivered in respect of Awards or with respect to which Awards may be granted under the Plan and (B) the terms of any outstanding Award, including, without limitation, (1) the number of shares of common stock or other securities of the Company (or number and kind of other securities or other property) subject to outstanding Awards or to which outstanding Awards relate, (2) the exercise price with respect to any Award, or (3) any applicable performance measures.

Treatment of Awards Upon a Change in Control. In the event of a “change in control” of the Company, as defined in the Plan, then unless otherwise provided in an award agreement, the board of directors may, in its sole discretion: (i) cancel awards for a cash payment equal to their fair value (as determined in the sole discretion of the board of directors), (ii) provide for the issuance of replacement awards, (iii) terminate stock options without providing accelerated vesting, (iv) immediately vest the unvested portion of any Award or (v) take any other action with respect to the awards the board of directors deems appropriate. The treatment of awards upon a change in control may vary among participants and types of awards in the board of directors’ sole discretion. Awards subject to performance goals shall be settled upon a “change in control” of the Company based upon the extent to which the performance goals underlying such awards have been achieved as determined in the sole discretion of the board of directors.

Clawback provisions, transferability, and participant payments. All Awards will be subject to the provisions of any clawback policy implemented by Neuphoria Therapeutics Inc. and to the extent set forth in such clawback policy or in the applicable award agreement. With limited exceptions according to the laws of descent and distribution, Awards under the Plan are generally nontransferable prior to vesting and are exercisable only by the participant. With regard to tax withholding obligations arising in connection with Awards under the Plan and exercise price obligations arising in connection with the exercise of stock options under the Plan, the board of directors may, in its discretion, accept cash, wire transfer, or check, shares of our common stock that meet specified conditions (a market sell order) or such other consideration as it deems suitable or any combination of the foregoing.

Plan amendment and termination. The board of directors may amend, suspend, or terminate the Plan at any time; however, the Company will obtain stockholder approval of any material amendment to the Plan. No amendment, suspension or termination of the Plan can, without the consent of the participant, alter or impair any rights or obligations under his or her outstanding Award(s). No award may be granted pursuant to the Plan after the tenth (10th) anniversary of the date on which our board of directors adopted the Plan.

Non-Employee Director Compensation

We paid our directors the amounts shown in the table below during the fiscal year ended June 30, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Miles Davies	$49,914	$34,661	$-	$-	$-	$-	$84,575
Alan Fisher	$78,486	$69,322	$-	$-	$9,026	$-	$156,834
Jane Ryan	$44,766	$34,661	$-	$-	$5,148	$-	$84,575
David Wilson	$56,396	$34,661	$-	$-	$-	$-	$91,057
Aaron Weaver	$13,686	$-	$-	$-	$-	$-	$13,686

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 26, 2025, based on information known to Neuphoria, with respect to the beneficial ownership of shares of our ordinary shares by:

•
each person known by us to be the beneficial owner of more than 5% of Neuphoria’s ordinary shares;
•
each of our named executive officers and directors; and
•
each of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and a warrant that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 2,357,613 ordinary shares outstanding as of September 29, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of September 29, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Neuphoria Therapeutics Inc., 100 Summit Drive,
Burlington, Massachusetts 01803. We believe, based on information provided to us, that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	%
Greater than 5% Holders, Directors, and Named Executive Officers
Robert & Eleanor Lipyanek, JT TEN	173,723	7.4%
Directors and Named Executive Officers
Spyridon “Spyros” Papapetropoulos, M.D., PhD (1)	35,002	*
Tim Cunningham	-	-
Alan Fisher (2)	92	*
Miles Davies (3)	126	*
Jane Ryan, Ph.D. (4)	460	*
David Wilson (5)	209	*
All executive officers and directors as a group	35,889	1.5%

* less than 1%

(1)
Includes (i) 9,888 shares, and (ii) 25,114 shares that Dr. Papapetropoulos has the right to acquire pursuant to options that are exercisable as of June 29, 2025, or will become exercisable within 60 days of such date.
(2)
Represents shares that Mr. Fisher has the right to acquire pursuant to options that are exercisable as of June 29, 2025, or will become exercisable within 60 days of such date.
(3)
Represents shares held by Mr. Davies as of June 29, 2025.
(4)
Includes (i) 230 shares, and (ii) 230 shares that Dr. Ryan has the right to acquire pursuant to options that are exercisable as of June 29, 2025, or will become exercisable within 60 days of such date.
(5)
Includes (i) 117 shares, and (ii) 92 shares that Mr. Wilson has the right to acquire pursuant to options that are exercisable as of June 29, 2025, or will become exercisable within 60 days of such date.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, there are no transaction or series of similar transactions since July 1, 2024, or any currently proposed transaction, to which we were or are a party in which:

•
the amount involved exceeded or exceeds $120,000; or
•
any of our directors or executive officers, any holder of 5% of any class of our voting capital shares or any member of his or her immediate family had or will have a direct or indirect material interest.

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

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to the Company. David Wilson, a director of the Company, is the Chairman and Chief Executive Officer of WG Partners. Under the agreement, the Company must pay to WG Partners a monthly fee of $15,000 and any applicable commission. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the fiscal years ended June 30, 2025 and 2024, the Company paid WG Partners $148,971 and $189,112, respectively. We believe that this agreement is on an arms-length basis.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Wolf & Company, P.C. (“Wolf & Company”). Wolf & Company served as our independent auditor for fiscal years 2025 and 2024, with respect to our financial statements prepared in accordance with GAAP. Ernst & Young served as our independent registered public accounting firm for part of fiscal year 2024 with respect to our financial statements prepared in accordance with International Financial Reporting Standards. The following table presents fees for professional services rendered by Wolf & Company, P.C. and Ernst & Young for fiscal years 2025 and 2024.

	Fiscal Year 2025	Fiscal Year 2024
	Wolf & Company	Wolf & Company	Ernst & Young
Audit and review fees	$258,000	$125,000	$37,552
Audit-related fees	89,000	-	-
Tax fees	-	-	-
All other fees	-	-	101,669

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

On November 28, 2024, our audit committee adopted the Audit & Risk Management Committee Charter that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(a)(2) Financial Statement Schedules.

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

Exhibit Number	Description
2.1	Scheme Implementation Agreement, dated October 1, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 1, 2024)
2.2

Amending Agreement to Scheme Implementation Agreement, dated October 24, 2024, between Bionomics Limited and Neuphoria Therapeutics Inc (incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 8, 2024)

3.1

Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 3, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2024)

3.2	Bylaws, dated August 2, 2024 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 23, 2024)
10.1

Research Collaboration and License Agreement, dated June 26, 2014, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.1 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.2

First Amendment to Research Collaboration and License Agreement, dated October 2, 2015, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.2 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.3

Second Amendment to Research Collaboration and License Agreement, dated May 9, 2016, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.3 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.4

Third Amendment to Research Collaboration and License Agreement, dated November 8, 2016, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.4 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.5

Fourth Amendment to Research Collaboration and License Agreement, dated April 26, 2017, by and between Bionomics Limited and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.5 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.7

IP License Agreement, dated November 18, 2020, by and between Bionomics Limited and Carina Biotech Pty Ltd. (incorporated by reference to Exhibit 10.6 to Bionomics Limited’s Registration Statement on Form F-1 filed on November 22, 2021)

10.8

Consultancy Agreement, dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 10.12 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.9

Letter, dated June 28, 2021, amending the Consultancy Agreement dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 10.13 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.10

Letter, dated July 23, 2022, amending the Consultancy Agreement dated March 18, 2019, between Bionomics Limited and Adrian Hinton (incorporated by reference to Exhibit 4.16 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.11

Letter of Appointment, dated September 3, 2008, between Bionomics Limited and Elizabeth Doolin (incorporated by reference to Exhibit 10.14 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.12

Letter, dated July 1, 2020, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 10.15 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.13

Letter, dated July 1, 2021, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 10.16 to Bionomics Limited’s Registration Statement on Form F-1, filed on November 22, 2021)

10.14

Letter, dated July 1, 2022, from Bionomics Limited to Elizabeth Doolin (incorporated by reference to Exhibit 4.20 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024)

10.15

Amended and Restated Employment Agreement, dated January 15, 2023, between Spyridon “Spyros” Papapetropoulos and Bionomics Inc., (incorporated by reference to Exhibit 4.23 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.16

Consulting Agreement, dated July 2021 and amended in May 2023 and August 2023, between Danforth Advisors, LLC and Bionomics Limited, (incorporated by reference to Exhibit 4.24 to Bionomics Limited’s Annual Report on Form 20-F for the fiscal year ended June 30, 2023, filed on October 18, 2023 (as amended on January 17, 2024))

10.17

Securities Purchase Agreement, dated May 31, 2024, between Bionomics Limited and Armistice Capital Master Fund Ltd., (incorporated by reference to Exhibit 99.1 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)

10.18

Registration Rights Agreement between Bionomics Limited and Armistice Capital Master Fund Ltd., dated June 3, 2024 (incorporated by reference to Exhibit 99.2 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)

10.19	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 99.3 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)
10.20	Form of Accompanying Warrant (incorporated by reference to Exhibit 99.4 to Bionomics Limited’s Report of Foreign Issuer on Form 6-K filed on June 3, 2024)
10.21

Engagement Letter, dated December 1, 2023, between WG Partners and Bionomics Limited (incorporated by reference to Exhibit 10.25 to Bionomics Limited’s Registration Statement on Form F-1 filed on June 18, 2024)

10.22

At The Market Offering Agreement, dated as of November 18, 2024, between Bionomics Limited and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 18, 2024)

10.23

At The Market Offering Agreement, by and between the Registrant and H.C. Wainwright & Co., LLC, as amended (incorporated by reference to Exhibit 1.2 to Neuphoria Therapeutics Inc.’s Registration Statement on Form S-3 filed on January 6, 2025)

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2024)
10.25	Neuphoria Therapeutics Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2024)
10.26

Common Stock Purchase Warrant, dated December 24, 2024, issued by Neuphoria Therapeutics Inc. to Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 10.1 to Neuphoria Therapeutics Inc.’s Registration Statement on Form S-3 filed on January 6, 2025)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to Form 8-K filed on December 23, 2024)
19.1	Securities Trading Policy, adopted on August 14, 2018 (incorporated by reference to Exhibit 19.1 to Form 10-K filed on September 30, 2024)
23.1*	Consent of Wolf & Company P.C., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recovery of Erroneously Awarded Compensation, adopted on November 22, 2023 (incorporated by reference to Exhibit 97.1 to Form 10-K filed on September 30, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neuphoria Therapeutics Inc.

Date: September 29, 2025	By:	/s/ Spyridon Papapetropoulos, M.D.
	Name:	Spyridon Papapetropoulos
	Title:	Chief Executive Officer and Director

Date: September 29, 2025	By:	/s/ Timothy Cunningham
	Name:	Timothy Cunningham
	Title:	Chief Financial Officer and Principal Financial Officer

Date: September 29, 2025	By;	/s/ Miles Davies
	Name:	Miles Davies
	Title:	Director

Date: September 29, 2025	By:	/s/ Alan Fisher
	Name:	Alan Fisher
	Title:	Director

Date: September 29, 2025	By:	/s/ Jane Ryan
	Name:	Jane Ryan
	Title:	Director

Date: September 29, 2025	By:	/s/ David Wilson
	Name:	David Wilson
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neuphoria Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neuphoria Therapeutics Inc. (the Company) as of June 30, 2025, and 2024, the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wolf & Company P.C.

We have served as the Company's auditor since 2024.

Boston, Massachusetts

September 29, 2025

Neuphoria Therapeutics Inc.

Consolidated Balance Sheets

	June 30,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,210,745	$12,608,109
Accounts receivable, non-trade	11,948	126,884
Restricted cash	77,945	—
Prepaid expenses	740,193	458,765
Total current assets	15,040,831	13,193,758
Property and equipment, net	2,771	1,994
Intangible assets, net	4,804,791	5,467,522
Operating lease right-of-use assets	102,612	216,975
Restricted cash	—	78,826
Goodwill	8,638,609	8,690,018
Total assets	$28,589,614	$27,649,093

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,154,369	$2,243,662
Accrued expenses and other current liabilities	2,950,077	1,463,421
Operating lease liability	116,314	121,990
Total current liabilities	4,220,760	3,829,073
Operating lease liability, net of current portion	—	117,628
Contingent consideration	1,169,675	587,762
Deferred tax liability	495,113	963,540
Accompanying warrant liability	3,701,492	4,657,832
Other non-current liabilities	—	2,886
Total liabilities	9,587,040	10,158,721
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.00001 par value, 1,978,460 and 1,103,954 shares issued and outstanding at June 30, 2025 and 2024, respectively	19	11
Additional paid-in capital, net of subscription receivable	200,194,324	198,481,027
Accumulated other comprehensive loss, net of tax	(2,845,066)	(3,013,595)
Accumulated deficit	(178,346,703)	(177,977,071)
Total shareholders’ equity	19,002,574	17,490,372
Total liabilities and shareholders’ equity	$28,589,614	$27,649,093

The accompanying notes are an integral part of these consolidated financial statements.

Neuphoria Therapeutics Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year Ended June 30,
	2025	2024
License revenue	$15,649,448	$-
Operating expenses:
Research and development	9,005,097	9,417,785
General and administrative	7,773,442	8,474,591
Total operating expenses	16,778,539	17,892,376
Loss from operations	(1,129,091)	(17,892,376)
Other income (loss):
Interest income, net	166,498	220,097
Loss on foreign currency transactions	(414,996)	(209,842)
Research and development incentive award	299,905	95,215
Gain on fair value adjustments	239,686	2,207,420
Total other income	291,093	2,312,890
Loss before income tax benefit	(837,998)	(15,579,486)
Income tax benefit	468,366	87,320
Net loss	(369,632)	(15,492,166)
Other comprehensive income:
Unrealized gain on foreign currency translation	168,529	45,188
Total other comprehensive income	168,529	45,188
Total comprehensive loss	$(201,103)	$(15,446,978)

Net loss per share - basic and diluted	$(0.23)	$(18.62)
Weighted-average common shares outstanding - basic and diluted	1,622,924	832,225

The accompanying notes are an integral part of these consolidated financial statements.

Neuphoria Therapeutics Inc.

Consolidated Statement of Changes in Shareholders' Equity

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	679,970	$7	$-	$187,554,244	$(3,058,783)	$(162,484,905)	$22,010,563
Issuance of ADS shares and pre-funded ADS warrant, net of issuance costs of $1.3 million	423,984	4	-	10,111,975	-	-	10,111,979
Share-based compensation	-	-	-	814,808	-	-	814,808
Other comprehensive income	-	-	-	-	45,188	-	45,188
Net loss	-	-	-	-	-	(15,492,166)	(15,492,166)
Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrant	524,705	5	-	624	-	-	629
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.1 million and stock subscription receivable	349,801	3	(94,685)	1,962,485	-	-	1,867,803
Share issue costs	-	-	-	(339,524)	-	-	(339,524)
Share-based compensation	-	-	-	184,397	-	-	184,397
Other comprehensive income	-	-	-	-	168,529	-	168,529
Net loss	-	-	-	-	-	(369,632)	(369,632)
Balance at June 30, 2025	1,978,460	$19	$(94,685)	$200,289,009	$(2,845,066)	$(178,346,703)	$19,002,574

The accompanying notes are an integral part of these consolidated financial statements.

Neuphoria Therapeutics Inc.

Consolidated Statement of Cash Flows

	Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(369,632)	$(15,492,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	163,772	814,808
Depreciation and amortization expense	662,890	662,991
Non-cash rent expense	114,363	113,503
Change in fair value of accompanying warrant liability	(956,340)	(338,983)
Change in fair value of contingent consideration	716,654	(1,868,437)
Effect of foreign currency remeasurement	242,348	(27,350)
Changes in assets and liabilities:
Accounts receivable, non-trade	114,936	299,203
Prepaid expenses	(453,058)	338,713
Accounts payable	(917,663)	804,371
Accrued expenses and other current liabilities	1,486,656	277,854
Operating lease liabilities	(123,304)	(114,147)
Deferred tax liability	(468,427)	(139,173)
Contingent consideration	(133,080)	-
Other non-current liabilities	(2,886)	(11,964)
Net cash provided by (used in) operating activities	77,229	(14,680,777)
Cash flows from financing activities:
Proceeds from the sale of equity, net of subscriptions receivable of $0.1 million and issuance costs of $0.1 million	1,528,276	-
Proceeds from the sale of equity, net of issuance costs of $1.3 million	-	10,111,979
Proceeds from the sale of accompanying warrant	-	4,996,815
Net cash provided by financing activities	1,528,276	15,108,794
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(3,750)	76,974
Net increase in cash, cash equivalents, and restricted cash	1,601,755	504,991
Cash, cash equivalents, and restricted cash, beginning of period	12,686,935	12,181,944
Cash, cash equivalents, and restricted cash, end of period	$14,288,690	$12,686,935

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$14,210,745	$12,608,109
Restricted cash	77,945	78,826
Total cash, cash equivalents, and restricted cash	$14,288,690	$12,686,935

Supplemental cash flow data:
Cash paid for interest expense	$17,433	$31,516
Cash paid for income tax expense	$-	$51,853

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. The Company and Basis of Presentation

Neuphoria Therapeutics Inc. (“the Company” or "Neuphoria") is a public company incorporated in Delaware. The Company is a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. Neuphoria is advancing the lead drug candidate, BNC210, an oral, proprietary, selective negative allosteric modulator of the α7 nicotinic acetylcholine receptor, for the acute, “as needed” treatment of social anxiety disorder ("SAD") and for chronic treatment of post-traumatic stress disorder ("PTSD"). BNC210 is a first-of-its-kind, well tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction.

In addition, the Company has a strategic partnership with Merck & Co., Inc. ("Merck") with two drugs in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system conditions. Our pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

On October 1, 2024, Bionomics Limited ("Bionomics") announced its intention to redomicile from Australia to the United States via a proposed scheme of arrangement under Australian law between Bionomics and its shareholders (the “Scheme”). Implementation of the Scheme was subject to approval of Bionomics’ shareholders as well as Australian regulatory and court approvals. Bionomics’ ordinary shares, in the form of American Depositary Shares (“ADSs”) traded in the United States since listing on the Nasdaq Global Market ("Nasdaq") in December 2021 until December 23, 2024. The Scheme was approved by Bionomics shareholders and an Australian court in December 2024. On December 23, 2024, shareholders of Bionomics received a proportionate number of shares of common stock in Neuphoria for purposes of the redomiciliation. Neuphoria is the successor issuer to Bionomics and shares of Neuphoria’s common stock commenced trading on Nasdaq on December 24, 2024. All of the issued and outstanding ordinary shares of Bionomics were exchanged for newly issued shares of common stock of Neuphoria, on the basis of one share of common stock for every 2,160 ordinary shares. Shareholders of Bionomics’ ADSs (each of which represented 180 ordinary shares) were exchanged for one share of common stock for every 12 ADS held. In addition, as a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options and issued a warrant to purchase 1,054,381 shares of common stock in Neuphoria to an institutional investor that held a warrant to purchase 12,652,572 ADSs of Bionomics (“Bionomics Warrant”), in exchange for the Bionomics Warrant.

The issued and outstanding shares and all share and earnings per share amounts of Neuphoria’s common stock as shown in this report have been adjusted in the consolidated financial statements to reflect the redomiciliation as if it had occurred on June 30, 2023.

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

Common Stock

Voting Rights. The holders of our common stock are entitled to one vote per share on all matters on which shareholders are generally entitled to vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, are not entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation. Holders of our common stock do not have cumulative voting rights in the election of directors. Accordingly, the holders of a majority of the combined voting power of our common stock could, if they so choose, elect all the directors.

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

During the twelve months ended June 30, 2025, the Company issued 524,705 shares of common stock to Armistice Capital upon exercise of their pre-funded warrant through October 2024.

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

Liquidity and Going Concern

As of June 30, 2025, the Company had working capital of $10.8 million, an accumulated deficit of $178.3 million, and cash and cash equivalents of $14.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The Company incurred a net loss of $0.4 million for the twelve months ended June 30, 2025 inclusive of the receipt of milestone payments associated with our research collaboration and licensing agreements (Note 12) and incurred a net loss of $15.5 million for the twelve months ended June 30, 2024. The Company also generated $0.1 million of cash for operating activities during the twelve months ended June 30, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities through the second quarter of fiscal year 2027, which is more than twelve months from the date these consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

The Company has projected its operating capital requirements based on its current operating plan, which management believes can be effectively implemented. The operating plan incorporates several assumptions that, while considered probable, may ultimately prove to be incorrect, and the Company may use all available capital resources sooner than expected.. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, nor is it considered probable under the accounting standards. If the Company is unable to obtain sufficient funding on acceptable terms, it could be forced to delay, reduce, or eliminate some or all its research and development programs or commercialization activities, which could materially adversely affect its business prospects or its ability to continue operations.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses, and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s license agreements, the collectability of receivables, valuation of goodwill and intangibles, accruals, and determining the fair value of contingent consideration and the warrant liability. Actual results may differ from such estimates.

Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

The Company separately classified $0.1 million of its cash as restricted cash in current assets at June 30, 2025 as the underlying facility lease expires in less than 12 months from the reporting date. These funds were previously classified as non-current at June 30, 2024. These amounts represent the security deposit associated with the Company’s Australian facility.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents and restricted cash are held by financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents or restricted cash and its accounts are monitored by management to mitigate risk. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and restricted cash, and bond issuers.

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

Financial instruments carried at fair value include cash, cash equivalents, and restricted cash. The carrying amounts of accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. See Note 3 for disclosure of other fair value measurements.

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

Depreciation expense for each of the twelve months ended June 30, 2025 and 2024 was less than $0.1 million.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the fair value. There were no impairments of long-lived assets for the twelve months ended June 30, 2025 and 2024, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Right-of-Use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. As allowed under Accounting Standards Codification ("ASC") Topic 842, Leases ("Topic 842"), the Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement of Topic 842 to leases with a term of 12 months or less for all classes of assets.

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

Share-based Compensation

The Company recognizes the cost of share-based awards granted to employees and non-employees based on the estimated grant-date fair values of the awards. The fair values of stock options are estimated on the date of grant using the Black-Scholes option pricing model. The value of the award is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. Compensation expense for employee and non-employee share-based payment awards with performance conditions is recognized when the performance condition is deemed probable.

Foreign Currency Translation

For the Company's non-U.S. operations where the functional currency is the local currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in accumulated other comprehensive loss. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in Other income in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Income Taxes

The Company's income tax benefit includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. Management assesses the likelihood the deferred tax assets will be recovered from future taxable income and, to the extent it believes it is more likely than not that all or a portion of deferred tax assets will not be realized, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes the amount allocated as the valuation allowance in a period, it includes a deferred tax benefit (expense) within the provision for income taxes in the Consolidated Statements of Operations and Other Comprehensive Loss.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the change in shareholders’ equity from transactions and other events and circumstances other than those resulting from investments by shareholders and distributions to shareholders. The Company’s other comprehensive income (loss) is currently comprised of foreign currency translation adjustments reflecting the cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for the Company’s fiscal year ended June 30, 2025. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Since the Company has one reportable segment, adoption of this new standard did not have a material impact on the Company's consolidated financial statements (See Note 18).

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, ("ASU 2023-09") which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,169,675	$1,169,675
Accompanying warrant liability	-	-	3,701,492	3,701,492
Total liabilities measured at fair value	$-	$-	$4,871,167	$4,871,167

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$587,762	$587,762
Accompanying warrant liability	-	-	4,657,832	4,657,832
Total liabilities measured at fair value	$-	$-	$5,245,594	$5,245,594

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at the end of each reporting period are contingent consideration and the accompanying warrant liability. The value of financial assets and other financial liabilities approximate their fair value. The following paragraph gives information about how the fair value of the financial liability is determined.

The accompanying warrant liability relates to the Company’s issuance of an accompanying warrant in conjunction with a Private Placement in June 2024. The fair value of the accompanying warrant liability was based on a Black-Scholes model valuation that required inputs (see Note 10) that were both significant to the fair value measurement and unobservable. This approach resulted in a classification of the accompanying warrant liability as Level 3 of the fair value hierarchy.

See Note 16 for additional disclosure related to Contingent consideration.

The following table summarizes changes in the fair value of contingent consideration and the accompanying warrant liability, for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrant Liability
Balance at June 30, 2023	$2,456,199	$-
Issuance of freestanding financial instruments	-	4,996,815
Change in fair value, net of foreign currency effect	(1,868,437)	(338,983)
Balance at June 30, 2024	$587,762	$4,657,832
Payment of milestone obligation to Eclipse	(134,741)	-
Change in fair value, net of foreign currency effect	716,654	(956,340)
Balance at June 30, 2025	$1,169,675	$3,701,492

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 4. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	June 30,	June 30,
	2025	2024
Research and development incentives receivable	$-	$96,154
GST receivables	11,711	30,444
Interest receivable	237	286
Total accounts receivable, non-trade	$11,948	$126,884

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

The following table summarizes the Company’s recognition of the Greenhill lease:

June 30,
2025
2026	$119,593
Less: effect of discounting	(3,279)
Present value of lease liability	$116,314

Current operating lease liabilities	$116,314
Non-current operating lease liabilities	—
Total	$116,314

The discount rate associated with the Greenhill lease is 3.5% and the weighted average remaining lease term is approximately one year.

The following table summarizes the effect of lease costs in the Company's consolidated statements of operations and other comprehensive income (loss):

	Year Ended June 30,
	2025	2024
Operating lease costs
Research and development	$45,902	$61,110
General and administrative	50,859	68,296
Total	$96,761	$129,406

Note 6. Goodwill

The following table summarizes changes in the carrying value of goodwill for the years ended June 30, 2025 and 2024, respectively:

Carrying amount at June 30, 2023	$8,694,186
Foreign currency exchange differences	(4,168)
Carrying amount at June 30, 2024	8,690,018
Foreign currency exchange differences	(51,409)
Carrying amount at June 30, 2025	$8,638,609

The Company has only one business unit: drug development. Management tests annually whether goodwill has suffered any impairment. For the purpose of impairment testing all goodwill is allocated to the drug development business unit.

The recoverable amount of the drug development business unit is determined based on a value in use calculation which uses cash flow projections based on observable market comparables for drug compounds within the business unit over a period of twenty years covering drug discovery, development, approval and marketing, and a post-tax discount rate of 20% and 24% at June 30, 2025 and 2024, respectively. The Company is currently in its research phase and a shorter-term forecast would not provide reasonable consideration of the time frame, revenue, or costs projections. The cash flow projections are weighted based on the observable market comparables probability of realizing projected milestone and royalty payments.

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

There were no impairments to goodwill during the years ended June 30, 2025 and 2024, respectively.

Note 7. Intangible Assets

Intellectual Property

As of June 30, 2023, the acquired intellectual property related to KV1.3 compound, VDA compound, MultiCore technology and cancer stem cell technology. As of June 30, 2024, the KV1.3 compound, VDA compound, and MultiCore technology intangible assets were derecognized as no future economic benefits were expected from their use or disposition. The acquired intellectual property is carried at its cost as of the date of acquisition, less accumulated amortization and impairment charges. There is currently no internally generated intellectual property capitalized.

Cancer Stem Cell Technology
Carrying amount at June 30, 2023	$6,130,253
Amortization expense	(662,731)
Carrying amount at June 30, 2024	$5,467,522
Amortization expense	(662,731)
Carrying amount at June 30, 2025	$4,804,791

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straightline basis over its estimated useful life of 20 years.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	June 30,
	2025	2024
Salary and benefits	$794,836	$648,858
Research and development expenses	1,656,280	134,910
Other	35,756	37,581
EDA Loan	32,750	33,120
Professional and consulting fees	152,306	297,780
Insurance	278,149	311,172
Total accrued expenses and other current liabilities	$2,950,077	$1,463,421

Note 9. Share-Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. On December 24, 2024, our predecessor entity, Bionomics Limited, effected a redomiciliation through a scheme of arrangement under Australian law whereby and following which Neuphoria became the successor entity to Bionomics. As a result of the redomiciliation, Neuphoria issued certain options to acquire shares of common stock in Neuphoria to holders of options to acquire shares in Bionomics (“Bionomics Options”) in exchange for their Bionomics Options. The structure of equity awards is under the active review of the Compensation Committee to ensure it meets good corporate practice for a company of our size, nature and company lifecycle. The Committee may, from time to time, grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Stock Bonus Awards and/or Performance Awards to one or more Eligible Persons. At June 30, 2025 there were 908,789 shares available for grant under the 2024 Plan.

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

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards granted during the years ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025	2024
Expected term (in years)	5.8	6.4
Expected volatility	79.6%	74.2% - 80.1%
Risk-free interest	3.8%	3.2% - 3.6%
Dividend yield	-%	-%

The following table summarizes employee and non-employee stock option activity for the year ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of June 30, 2024	51,127	$158.52	4.18	$-
Granted	40,500	$5.11	9.80	$80,595
Lapsed	(416)	$470.53	-	$-
Outstanding as of June 30, 2025	91,211	$88.79	6.15	$80,595
Options exercisable as of June 30, 2025	64,485	$120.43	4.94	$-

(1) The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2025 of $7.10 and the per share exercise price of the underlying options.

As of June 30, 2025, there was approximately $0.1 million of unrecognized compensation cost related to unvested employee stock option awards outstanding, which is expected to be recognized as expense over a weighted average period of 0.76 years.

During the twelve months ended June 30, 2025 and 2024, the Company recognized total share-based compensation expense of approximately $0.2 million and $0.8 million, respectively, substantially all of which was recorded as general and administrative expense in each period.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated using the historical volatility of the Company commencing with its direct listing on the NASDAQ exchange post-redomiciliation. The Company has estimated the expected life of its stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company doesn’t have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2024 Plan. RSUs granted by the Company vest according to the terms of the underlying grant agreement and are awarded at the closing stock share price on the date of grant. In the event the recipients employment with the Company terminates, any unvested underlying shares are forfeited and revert to the 2024 Plan. RSUs are not included in issued and outstanding common stock until vested and the underlying shares are released.

The table below summarizes activity relating to RSUs for the twelve months ended June 30, 2025:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2024	-	$-
Granted	33,915	5.11
Outstanding at June 30, 2025	33,915	$5.11

There were no RSUs vested at June 30, 2025. The Company recognized $0.1 million of stock-based compensation expense associated with the RSUs for the twelve months ended June 30, 2025. As of June 30, 2025, the outstanding RSUs had unamortized stock-based compensation expense of $0.1 million with a weighted-average remaining recognition period of 0.42 years and an aggregate intrinsic value of $0.2 million.

Note 10. Private Placement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a select institutional accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a three-tranche private placement (the “Private Placement”) of American Depositary Shares with each ADS representing 180 ordinary shares of the Company, no par value per share, or pre-funded warrant to purchase ADSs (the “pre-funded warrant”) in lieu thereof, and an accompanying five-year cash purchase warrant (the “accompanying warrant”), related solely to the first tranche of the private placement).

The first tranche of the Private Placement consisted of 1,296,486 ADS and 6,279,905 pre-funded warrant, at a combined purchase price of $0.99 per ADS and accompanying warrant (or $0.9899 per pre-funded warrant and accompanying warrant, which is the combined purchase price of $0.99 per ADS and accompanying warrant, minus $0.0001 which is the exercise price of each pre-funded warrant) (the “Initial Purchase Price”) and the accompanying five-year cash exercise warrant to purchase up to 12,652,572 ADSs at an exercise price of $0.99 per ADS (or pre-funded warrant in lieu thereof) at the Initial Purchase Price per ADS (or pre-funded warrant in lieu thereof). The first tranche of the private placement closed on June 3, 2024, resulting in aggregate gross proceeds to the Company of $7.5 million.

The second tranche of the private placement is subject to the satisfaction of regulatory milestones that, if achieved, involve the purchase by the Investor of up to an additional $25.0 million of common stock, or pre-funded warrant in lieu thereof, from the Company at the Initial Purchase Price (as converted for the effect of the redomiciliation and the related share exchange). The second tranche milestones are: the earlier of (i) receipt of formal written correspondence by the Company from the Food and Drug Administration (“FDA”) following planned interactions with the FDA regarding the outcomes of the End-of-Phase 2 meeting and breakthrough designation status for BNC210 for PTSD, or (ii) December 31, 2024. These milestones were not achieved as of December 31, 2024.

The third tranche of the private placement is subject to the satisfaction of regulatory milestones that, if achieved, involves the purchase by the Investor of up to an additional $25.0 million of common stock, or pre-funded warrant in lieu thereof, from the Company at the Initial Purchase Price (as converted for the effect of the redomiciliation and the related share exchange). The third tranche milestones are: the latter of (i) completion of an interim blinded safety review of the planned BNC210 Phase-3 PTSD study, or (ii) December 31, 2025.

The third tranche purchase option will, however, become a mandatory maximum purchase by Investor during the thirty days following receipt by the Investor of a third tranche closing notice by the Company if the Company’s 10-day volume-weighted average price per share is at least $96.00 with an aggregate of at least $100 million in trading volume (or such lesser amount as may be approved by the Investor).

The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investor and customary indemnification rights and obligations of the parties.

In accordance with accounting principles generally accepted in the United States of America, the Company allocated the aggregate gross proceeds of $7.5 million for the first tranche of the Private Placement by first recording the accompanying warrant as a liability at its fair value and then recording the residual proceeds to the ADSs and the pre-funded ADS warrant as permanent equity on a relative fair value basis.

The accompanying warrant is a freestanding financial instrument that is not subject to ASC 480-10-25. In addition, the accompanying warrant is not considered indexed to the Company’s stock as, in the event of certain fundamental transactions, the holder of the accompanying warrant may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs. As a result, the Company recorded the accompanying warrant as a liability at fair value with continuous adjustment to fair value each reporting period through the Consolidated Statements of Operations and Comprehensive Income (Loss).

The pre-funded warrant was a freestanding financial instruments that was not subject to ASC 480-10-25 and was considered indexed to the Company’s stock. The Company recorded the pre-funded warrant as permanent equity with no subsequent measurement adjustments unless modification. The pre-funded warrant was exercised in full in July 2024.

The fair value of the accompanying warrant, which is required to be subsequently measured pursuant to accounting principles generally accepted in the United States of America, was calculated using a Black-Scholes calculation with the following assumptions:

	Year Ended June 30,	Year Ended June 30,
	2025	2024
Expected term (in years)	4	5
Expected volatility	79.6%	59.8%
Risk-free interest	3.7%	4.1%
Dividend yield	-%	-%

Direct and incremental costs related to the accompanying warrant was expensed as incurred. Direct and incremental costs related to the pre-funded warrant was recorded as reductions in the related proceeds.

Note 11. Warrants

The following table summarizes warrant activity for the twelve months ended June 30, 2025:

	Number of Shares of Common Stock Underlying the Warrants	Weighted Average Exercise Price
Balance at June 30, 2024	1,579,086	$7.92
Exercised	(524,705)	-
Balance at June 30, 2025	1,054,381	$11.88

The classification, expiration date, and exercise price of the shares of common stock underlying the outstanding warrant at June 30, 2025 is as follows:

	Common Stock Underlying the Outstanding Warrant	Exercise Price	Expiration Date	Classification
Accompanying warrant	1,054,381	$11.88	June 2029	Liability

The weighted average remaining contractual life of the 2024 accompanying warrant outstanding at June 30, 2025 is 3.93 years.

The following table summarizes warrant activity, on the basis of the share exchange resulting from the redomiciliation, for the twelve months ended June 30, 2024:

	Ordinary Share Warrant	Weighted Average Exercise Price
Balance at June 30, 2023	65,741	$86.40
Expired during the year	(65,741)	86.40
Balance at June 30, 2024	-

Note 12. License Revenue

Carina Biotech Pty Ltd

In November 2020, the Company entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech Pty Ltd ("Carina Biotech"). Pursuant to the Carina Biotech License, the Company is eligible to receive approximately $75.8 million in certain development and regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues.

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

On March 19, 2025, the Company received a $15 million milestone payment from Merck. The payment was triggered by the initiation by Merck of a Phase 2 clinical trial to evaluate the safety and efficacy of MK-1167, an α7 nicotinic acetylcholine receptor positive allosteric modulator, for the treatment of the symptoms of Alzheimer’s disease dementia (NCT06721156). This $15 million payment marks the third milestone achieved in the collaboration with Merck. Under the agreement, as amended, Neuphoria is eligible to receive up to $450 million in additional research and commercial milestone payments for certain development and commercial milestones associated with the progress of multiple candidates, plus royalties on net sales of any licensed medicines.

The Company evaluated the Merck Agreement in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s obligation under the Merck Agreement related to the residual variable consideration associated with the Merck Agreement are as follows: the Company granted to Merck an exclusive license (even as to Neuphoria and its Affiliates) in the Territory under the Bionomics Ltd. Patent Rights and Bionomics Ltd. Know-How, with a right to grant and authorize sublicenses, to research, develop, make, have made, use, offer to sell, sell, import and/or otherwise exploit Compounds and Products in the Field.

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

On March 14, 2025, the Company and Merck executed the Fifth Amendment to the Research Collaboration and License Agreement which amended the patent royalty rate set out in the agreement, such that, conditioned upon achievement of net sales thresholds set forth in the Merck Agreement, as amended, the Company will be paid royalties on net sales ranging from a low single digits percentage to a low sub-teens percentage, depending on net sales volume. There were no other changes in the transaction price during the twelve months ended June 30, 2025.

Note 13. Income Taxes

The components of loss before income taxes for the years ended June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
U.S.	$(7,111,507)	$(1,819,496)
Non - U.S.	6,273,509	(13,759,990)
Total	$(837,998)	$(15,579,486)

The components of income tax benefit for the years ended June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Current:
Current - Non - U.S.	$(61)	$(51,853)
Total current	$(61)	$(51,853)

Deferred:
Deferred - U.S.	$532,004	$118,946
Deferred - state	113,698	20,227
Deferred - Non - U.S.	(925,293)	3,999,422
Less: Change in valuation allowance	748,018	(3,999,422)
Total deferred	$468,427	$139,173

Total income tax benefit	$468,366	$87,320

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended June 30, 2025 and 2024 are as follows:

	For the Year Ended June 30,
	2025		2024
Loss before taxes:	$(837,998)		$(15,579,486)

Income tax rate reconciliation:
Benefit at statutory rate	$175,980	21.0%	$3,894,872	25.0%
State tax expense	113,698	13.6%	-	-
Fair value adjustment on warrant liability	200,831	24.0%	-	-
Global intangible low-taxed income inclusion	(508,437)	(60.7)%	-	-
Exempt income from government assistance (R&D)	76,615	9.1%	23,804	0.2%
Net (loss) gain arising on changes in fair value of contingent consideration	(183,079)	(21.8)%	460,297	3.0%
Share-based compensation	(11,463)	(1.4)%	(104,757)	(0.7)%
Research & development expenditures	(231,386)	(27.6)%	(54,721)	(0.4)%
Project costs	301,513	36.0%	242,820	1.6%
Temporary difference not recorded as an asset	(270,470)	(32.3)%	-	-
Withholding taxes deducted from fees overseas	(62)	-	(51,853)	(0.3)%
Effect of different tax rates of subsidiaries operating in other jurisdictions	(97,032)	(11.6)%	42,212	0.3%
Change in valuation	748,018	89.3%	(3,999,422)	(25.7)%
Decrease to state tax benefit	-	-	(357,738)	(2.3)%
RTP Eclipse true-up	154,211	18.4%	-	-
Other	(571)	(0.1)%	(8,194)	(0.1)%
Total income tax benefit	$468,366	55.9%	$87,320	0.6%

The effective income tax rate is based upon the income for the year and adjustments, if any, for the potential tax consequences, benefits, or resolutions of audits or other tax contingencies. The Company's effective tax rate for the years ended June 30, 2025 and 2024 were 55.9% and 0.6%, respectively. In December 2024, the Company completed its redomiciliation to the U.S. The company's effective tax rate was impacted by the change in statutory rates as well as an adjustment to the Company's net deferred tax liability of its U.S. subsidiary.

The principal components of the Company’s deferred tax liabilities at June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
Deferred tax assets:
U.S. net operating loss	$962,686	$646,812
Non - U.S. net operating loss	23,891,685	25,697,108
Capital expenditures not deducted	1,418,616	1,168,484
Provision for leave	78,891	81,513
Accrued expenses	9,091	56,122
Patent costs	470,594	509,498
Warrant costs	-	164,725
U.S. tax credit	32,061	32,061
Other adjustments	93,152	15,942
Total deferred tax assets	26,956,776	28,372,265

Deferred tax liabilities
Eclipse acquisition	1,312,669	1,493,727
Accrued interest income	60	71
Other adjustments	-	154,217
Total deferred tax liability	1,312,729	1,648,015

Less: Valuation allowance	26,139,160	27,687,790
Net deferred tax liability	$495,113	$963,540

In the United States, on July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act, was signed into Law. We are evaluating the impacts of this legislation and will reflect its impact in our financial statements in fiscal year 2026. At this time, we do not anticipate the financial impact of the required changes to be material.

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Corporation’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. Certain items in the above table for the year ended June 30, 2024 have been reclassified to conform to the current year presentation. When necessary, deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. As of June 30, 2025 and 2024, respectively, the Company has $26.1 million and $27.7 million in valuation allowance against its deferred tax assets. The decrease in the valuation allowance from 2024 to 2025 was due to a change in the statutory tax rate as well as a one time milestone payment the Company does not anticipate receiving in the foreseeable future.

At June 30, 2025, the Company had U.S. net operating losses ("NOL") carryforwards of $1.0 million with a 20-year carryforward period that starts expiring in 2032 and $2.8 million with an indefinite carryforward period, state NOL carryforwards of $2.5 million with a 20-year carryforward period that starts expiring in 2043, and Australian NOL carryforwards of $95.6 million with an indefinite carryforward period. At June 30, 2024, the Company had U.S. NOL carryforwards of $1.0 million with a 20-year carryforward period and $1.7 million with an indefinite carryforward period and state NOL carryforwards of $1.3 million with a 20-year carryforward period which would start expiring in 2043, and Australian NOL carryforwards of $155.4 million with an indefinite carryforward period.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code") if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ occurs if there is a cumulative change in the Company’s ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. The Company is still assessing whether an ownership change within the meaning of IRC Sections 382 and 383 has occurred to date.

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. As of June 30, 2025, the Company has no uncertain tax positions.

The Company files taxes in Australia, the U.S., and the Commonwealth of Massachusetts. The Company is not currently under audit for the open years 2021 - 2024 in the U.S. or Massachusetts. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. The Company is not currently under audit for the open years 2020 - 2024 in Australia.

Note 14. Loss per Share

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of shares of common stock for the purposes of diluted loss per share.

	June 30,
	2025	2024
Options to purchase common stock	91,211	51,127
Warrant to purchase common stock	1,054,381	1,577,706

Note 15. Related Party Transactions

Share Options Issued to Directors and Other Key Management Personnel

During the twelve months ended June 30, 2025, 27,000 stock options were granted to Dr. Spyros Papapetropoulos, CEO, and 33,915 RSUs were issued to members of the board of directors.

Danforth Advisors

In July 2021, we entered into a consulting agreement with Danforth Advisors LLC (“Danforth”) to provide consulting services to the Company. The Danforth agreement was amended in May 2023, and further amended in August 2023. Pursuant to the agreement, Danforth provides us with the Chief Financial Officer services of Mr. Cunningham in exchange for fees payable to Danforth. The Danforth agreement will continue until such time as either party to it has given notice of termination pursuant thereto with cause upon 30 days prior written notice to the other party; or without cause upon 60 days prior written notice. During the fiscal years ended June 30, 2025 and 2024, the Company paid Danforth Advisors $378,631 and $734,648, respectively. We believe that this agreement is on an arms-length basis.

WG Partners LLP

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to Neuphoria. David Wilson, a director of Neuphoria, is the Chief Executive Officer of WG Partners. Under the agreement, Neuphoria must pay to WG Partners a monthly fee of $15,000 plus any applicable commission. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the fiscal years ended June 30, 2025 and 2024, the Company paid WG Partners $148,971 and $189,112, respectively. We believe that this agreement is on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in U.S. dollars, the liability increased by $0.6 million and decreased by $1.9 million during the twelve months ended June 30, 2025 and 2024, respectively. Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech.

The guidance in ASC 805, Business Combinations, requires an acquirer to recognize contingent consideration obligations as of the acquisition date at fair value as part of the consideration transferred in exchange for the acquired business. Subsequent changes in the fair value are recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The following table details the change in fair value of the contingent consideration liability for the periods presented:

Contingent Consideration in a Business Combination
Balance at June 30, 2024	$587,762
Payment of milestone obligation to Eclipse	(134,741)
Change in fair value, net of foreign currency effect	716,654
Balance at June 30, 2025	$1,169,675

Contingent Consideration in a Business Combination
Balance at June 30, 2023	$2,456,199
Change in fair value, net of foreign currency effect	(1,868,437)
Balance at June 30, 2024	$587,762

Note 17. Commitments and Contingencies

Ironwood Pharmaceuticals, Inc.

In January 2012, the Company entered into a research and license agreement with Ironwood Pharmaceuticals, Inc. ("Ironwood") pursuant to which Ironwood was granted worldwide development and commercialization rights for BNC210. In November 2014, the parties mutually agreed to terminate this license agreement, reverting all rights to BNC210 back to the Company. The sole obligation to Ironwood is to pay Ironwood low single digit royalties on the net sales of BNC210, if commercialized. It is not practicable to estimate the future payments of any such royalties that may arise due to the stage of development of BNC210.

Severance Obligation

The Company has a contingent liability in relation to the employment agreement with Dr. Spyros Papapetropoulos for severance pay of $787,500.

Note 18. Segment Reporting

The Company operates through a single operating and reportable segment focused on the discovery and development of allosteric ion channel modulators designed to transform the lives of patients suffering from serious central nervous system (“CNS”) disorders with high unmet medical need. Ion channels serve as important mediators of physiological function in the CNS and the modulation of ion channels influences neurotransmission that leads to downstream signaling in the brain. The Company does not have significant tangible assets as its most important asset is its personnel who are located both in the U.S. and in Australia. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer.

The accounting policies of the operating segment are as described in Note 2. The CODM evaluates the performance of the operating segment and allocates resources based on net income (loss) as reported on the consolidated statement of operations and other comprehensive income (loss). The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The CODM uses net income (loss) to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant segment expenses are presented on the Company’s consolidated statements of operations and other comprehensive income (loss).

Note 19. Subsequent Events

The Company has evaluated subsequent events through September 29, 2025 and has concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except as follows:

Between July 1, 2025 and September 30, 2025, an aggregate of $3.3 million of our common stock was sold under our ATM Sales Agreement with H.C. Wainwright, as our sales agent.

On August 27, 2025 the Company granted 34,559 non-qualified stock options to Spyros Papapetropoulos at an exercise price of $8.27. The options vest on a monthly basis over a four-year period commencing August 1, 2025.

There are no other matters or circumstances that have arisen since the end of the financial year which significantly affect or may significantly affect the results of the operations of the Company.