Form 10-Q
period 2025-09-30
Neuphoria Therapeutics Inc.
filed 2025-11-14
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 13, 2025, there were 5,377,329 shares of the registrant’s common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this report with the Securities and Exchange Commission (the “SEC”) and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, without limitation, statements about the following:

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

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$13,649,638	$14,210,745
Accounts receivable, non-trade	1,758	11,948
Restricted cash	78,564	77,945
Prepaid insurance expense	222,319	740,193
Total current assets	13,952,279	15,040,831
Property and equipment, net	2,573	2,771
Intangible assets, net	4,639,108	4,804,791
Operating lease right-of-use assets	75,219	102,612
Goodwill	8,674,734	8,638,609
Total assets	$27,343,913	$28,589,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,370,728	$1,154,369
Accrued expenses and other current liabilities	3,668,338	2,950,077
Operating lease liability	85,210	116,314
Total current liabilities	5,124,276	4,220,760
Contingent consideration	1,156,912	1,169,675
Deferred tax liability	460,320	495,113
Accompanying warrants liability	8,092,218	3,701,492
Total liabilities	14,833,726	9,587,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.00001 par value, 2,357,613 and 1,978,460 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	23	19
Additional paid-in capital, net of subscription receivable	203,559,216	200,194,324
Accumulated other comprehensive loss, net of tax	(2,795,845)	(2,845,066)
Accumulated deficit	(188,253,207)	(178,346,703)
Total shareholders’ equity	12,510,187	19,002,574
Total liabilities and shareholders’ equity	$27,343,913	$28,589,614

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2025	2024
Operating expenses:
Research and development	$3,785,649	$1,900,903
General and administrative	1,867,040	1,666,824
Total operating expenses	5,652,689	3,567,727
Loss from operations	(5,652,689)	(3,567,727)
Other income (loss):
Interest income, net	141,996	36,096
Loss on foreign currency translation	(61,735)	(280,037)
(Loss) gain on fair value adjustments	(4,368,869)	2,874,694
Total other (loss) income	(4,288,608)	2,630,753
Income (loss) before income tax expense	(9,941,297)	(936,974)
Income tax benefit	34,793	132,187
Net loss	(9,906,504)	(804,787)
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	49,221	585,381
Total other comprehensive income:	49,221	585,381
Total comprehensive loss	$(9,857,283)	$(219,406)

Net loss per share - basic and diluted	$(4.41)	$(0.62)
Weighted-average common shares outstanding - basic and diluted	2,246,066	1,300,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	1,978,460	$19	$(94,685)	$200,289,009	$(2,845,066)	$(178,346,703)	$19,002,574
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.1 million	379,153	4	-	3,158,930	-	-	3,158,934
Collection of subscription receivable	-	-	94,685	-	-	-	94,685
Share-based compensation	-	-	-	111,277	-	-	111,277
Other comprehensive income	-	-	-	-	49,221	-	49,221
Net loss	-	-	-	-	-	(9,906,504)	(9,906,504)
Balance at September 30, 2025	2,357,613	$23	$-	$203,559,216	$(2,795,845)	$(188,253,207)	$12,510,187

Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	339,408	3	-	406	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	1,443,362	$14	$-	$198,280,422	$(2,428,214)	$(178,781,858)	$17,070,364

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,906,504)	$(804,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	111,277	26,736
Depreciation and amortization expense	165,792	165,713
Non-cash rent expense	27,393	19,528
Change in fair value of accompanying warrant liability	4,390,726	(2,966,245)
Change in fair value of contingent consideration	(12,763)	91,551
Effect of foreign currency remeasurement	32,644	233,044
Changes in assets and liabilities:
Accounts receivable, non-trade	10,190	10,924
Prepaid insurance expense	517,874	227,657
Accounts payable	216,359	(917,668)
Accrued expenses and other current liabilities	718,261	(367,583)
Operating lease liabilities	(31,104)	(20,268)
Deferred tax liability	(34,793)	(132,216)
Other non-current liabilities	-	551
Net cash used in operating activities	(3,794,648)	(4,433,063)
Cash flows from financing activities:
Proceeds from the sale of equity, net of issuance costs of $0.1 million	3,253,615	-
Proceeds from the exercise of pre-funded ADS warrants	-	409
Issue costs associated with ADS shares and ADS pre-funded warrants	-	(227,747)
Net cash provided by (used in) financing activities	3,253,615	(227,338)
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(19,455)	138,367
Net decrease in cash, cash equivalents, and restricted cash	(560,488)	(4,522,034)
Cash, cash equivalents, and restricted cash, beginning of period	14,288,690	12,686,935
Cash, cash equivalents, and restricted cash, end of period	$13,728,202	$8,164,901

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$13,649,638	$8,082,410
Restricted cash	78,564	82,491
Total cash, cash equivalents, and restricted cash	$13,728,202	$8,164,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company and Basis of Presentation

Neuphoria Therapeutics Inc. (“the Company”) is a public company incorporated in Delaware. The Company is a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. Neuphoria is advancing the lead drug candidate, BNC210, an oral, proprietary, selective negative allosteric modulator of the α7 nicotinic acetylcholine receptor for the treatment of post-traumatic stress disorder ("PTSD"). BNC210 is a first-of-its-kind, well tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had working capital of $8.8 million, an accumulated deficit of $188.3 million, and cash and cash equivalents of $13.6 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company incurred a net loss of $9.9 million for the three months ended September 30, 2025 and a net loss of $0.4 million for the year ended June 30, 2025. The Company also used $3.8 million of cash for operating activities during the three months ended September 30, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents, inclusive of $15.1 million raised from equity issuances subsequent to September 30, 2025 (see Note 17), will be sufficient to continue funding its operating activities beyond the second quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

The Company has based projections of operating capital requirements on the current operating plan, which management believes can be effectively implemented. The operating plan incorporates several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. Our operating plan may change in light of the negative clinical Phase 3 trial results to our Affirm 1 study in SAD published in October 2024 (see Note 17). We may be forced to reduce operating expenses and raise additional funds to meet working capital needs if there is a change in operating plan. The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”) and include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of September 30, 2025 and for the three months ended September 30, 2025, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on September 29, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of September 30, 2025, results of its operations for the three months ended September 30, 2025, shareholders’ equity for the three months ended September 30, 2025, and cash flows for the three months ended September 30, 2025, have been made. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2026.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosure of revenue, expenses, and certain assets and liabilities at the balance sheet date. Such estimates include the performance obligations under the Company’s license agreements, the valuation of goodwill and intangibles, accruals, and determining the fair value of contingent consideration and the warrant liability. Although the estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately materially differ from the estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended September 30, 2025, as compared to those identified in the fiscal 2025 Annual Report on Form 10-K.

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

Note 3. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,156,912	$1,156,912
Accompanying warrants liability	-	-	8,092,218	8,092,218
Total liabilities measured at fair value	$-	$-	$9,249,130	$9,249,130

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,169,675	$1,169,675
Accompanying warrants liability	-	-	3,701,492	3,701,492
Total liabilities measured at fair value	$-	$-	$4,871,167	$4,871,167

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at September 30, 2025 and June 30, 2025 are contingent consideration and the accompanying warrant liability. The value of financial assets and other financial liabilities approximate their fair value.

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

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2025	$1,169,675	$3,701,492
Change in fair value, net of foreign currency effect	(12,763)	4,390,726
Balance at September 30, 2025	$1,156,912	$8,092,218

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Change in fair value, net of foreign currency effect	91,551	(2,966,245)
Balance at September 30, 2024	$679,313	$1,691,587

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 4. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	September 30,	June 30,
	2025	2025
Interest receivable	$1,758	$237
GST receivables	-	11,711
Total accounts receivable, non-trade	$1,758	$11,948

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

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term, all of which are reflected as a current liability at September 30, 2025:

September 30,
2025
Remainder of fiscal year 2026	$87,667
Less: effect of discounting	(2,457)
Present value of lease liability	$85,210

The discount rate associated with the Company’s operating lease is 3.5% and the weighted average remaining lease term is approximately 0.7 years.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss):

	Three Months Ended September 30,
	2025	2024
Operating lease costs
Research and development	$14,401	$14,313
General and administrative	18,230	16,121
Total	$32,631	$30,434

Note 6. Goodwill

The following table summarizes changes in the carrying value of goodwill for the three months ended September 30, 2025 and 2024:

Carrying amount at June 30, 2025	$8,638,609
Foreign currency exchange differences	36,125
Carrying amount at September 30, 2025	$8,674,734

Carrying amount at June 30, 2024	$8,690,018
Effect of foreign currency adjustment	213,970
Carrying amount at September 30, 2024	$8,903,988

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit. There were no impairment indicators identified by the Company at September 30, 2025.

Note 7. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology and is carried at its cost on the date of acquisition, less accumulated amortization and impairment charges. There were no impairment indicators identified by the Company at September 30, 2025.

Cancer Stem Cell Technology
Carrying amount at June 30, 2025	$4,804,791
Amortization expense	(165,683)
Carrying amount at September 30, 2025	$4,639,108

Carrying amount at June 30, 2024	$5,467,522
Amortization expense	(165,683)
Carrying amount at September 30, 2024	$5,301,839

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straight line basis over its estimated useful life of 20 years. There is currently no internally generated intellectual property that has been capitalized.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	June 30,
	2025	2025
Research and development expenses	$2,756,489	$1,656,280
Salary and benefits	497,667	794,836
Professional and consulting fees	236,446	152,306
Insurance	112,028	278,149
EDA Loan	33,010	32,750
Other	32,698	35,756
Total accrued expenses and other current liabilities	$3,668,338	$2,950,077

Note 9. Share Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. The structure of equity awards is under the active review of the Compensation Committee to ensure it meets good corporate practice for a company of our size, nature, and company lifecycle. The Committee may, from time to time, grant options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance awards to one or more eligible persons. At September 30, 2025 there were 862,973 shares available for grant under the 2024 Plan.

The following table summarizes employee and non-employee share option activity for the three months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of June 30, 2025	91,211	$88.79	6.15	-
Granted	51,839	$8.27	9.91	$182,473
Lapsed	(6,023)	$18.85	—	-
Outstanding as of September 30, 2025	137,027	$61.41	7.67	$453,013
Options exercisable as of September 30, 2025	64,902	$118.60	5.57	$157,903
(1)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2025 of $11.79 and the per share exercise price of the underlying options.

As of September 30, 2025, there was approximately $0.6 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 1.54 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the three months ended September 30, 2025 was approximately $0.4 million.

During the three months ended September 30, 2025 and 2024, the Company recognized total share-based compensation expense of $0.1 million and less than $0.1 million, respectively. Substantially all of the share-based compensation expense was recorded as general and administrative expense in each period.

Restricted Stock Units ("RSUs")

Terms of RSU agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2024 Plan. RSUs granted by the Company vest according to the terms of the underlying grant agreement and are awarded at the closing stock share price on the date of grant. In the event the recipients employment with the Company terminates, any unvested underlying shares are forfeited and revert to the 2024 Plan. RSUs are not included in issued and outstanding common stock until vested and the underlying shares are released. There were 33,915 RSUs outstanding at September 30, 2025.

There were no RSUs vested at September 30, 2025. The Company recognized approximately $0.1 million of stock-based compensation expense associated with the RSUs for the three months ended September 30, 2025. As of September 30, 2025, the outstanding RSUs had unamortized stock-based compensation expense of less than $0.1 million with a weighted-average remaining recognition period of 0.17 years and an aggregate intrinsic value of $0.4 million.

Note 10. Warrants

The classification, expiration date, and exercise price of individual warrants at September 30, 2025 are as follows:

	Number of Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 accompanying warrants	1,054,381	$11.88	June 2029	Liability

1,054,381 warrants were exercisable at September 30, 2025 and remain exercisable until June 2, 2029 unless exercised earlier. There were no exercises, cancellations, or expirations of warrants during the three months ended September 30, 2025.

The weighted average remaining contractual life of the accompanying warrants outstanding at September 30, 2025 is 3.68.

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

Note 12. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate. The Company recognized tax benefit of $34,793, or 0.35%, and tax benefit of $132,187, or 14.11%, for the three months ended September 30, 2025 and 2024, respectively.

Note 13. Loss per Share

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of common stock for the purposes of diluted loss per share.

	September 30,
	2025	2024
Options to purchase common stock	137,027	45,108
Warrants to purchase common stock	1,054,381	1,054,381

Note 14. Related Party Transactions

Share Options Issued to Directors and Other Key Management Personnel

During the three months ended September 30, 2025, 34,559 stock options were granted to Dr. Spyros Papapetropoulos, CEO.

Danforth Advisors

In July 2021, we entered into a consulting agreement with Danforth Advisors LLC (“Danforth”) to provide consulting services to the Company. The Danforth agreement was amended in May 2023, and further amended in August 2023. Pursuant to the agreement, Danforth provides us with the Chief Financial Officer services of Mr. Cunningham in exchange for fees payable to Danforth. The Danforth agreement will continue until such time as either party to it has given notice of termination pursuant thereto with cause upon 30 days prior written notice to the other party; or without cause upon 60 days prior written notice. During the three months ended September 30, 2025 and 2024, the Company paid Danforth Advisors $342,442 and $177,248, respectively. We believe that this agreement is on an arms-length basis.

WG Partners LLP

In December 2023, we executed an engagement letter with WG Partners LLP to provide financial advisory services to Bionomics, our predecessor entity. David Wilson, a director of Neuphoria, is the Chairman and Chief Executive Officer of WG Partners. Under the agreement, Neuphoria must pay WG Partners a monthly fee of $15,000 and commission of up to 5% of any fundraising proceeds attributable to this relationship. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three months ended September 30, 2025 and 2024, we paid WG Partners $44,928 and $59,841, respectively, for its services under terms and conditions that are on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in USD dollars, the liability decreased by an immaterial amount during the three months ended September 30, 2025 and increased approximately $0.1 million during the three months ended September 30, 2024 (see Note 3). Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech Pty Ltd (“Carina”).

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

Severance Obligation

The Company has a contingent liability in relation to the employment agreement with Dr. Spyros Papapetropoulos for severance pay of $980,525.

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 14, 2025 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as follows:

Equity Issued Under the At-The-Money ("ATM") Facility

From October 1, 2025 through November 14, 2025 the Company issued 3,019,716 shares of common stock under its ATM facility for net proceeds of approximately $15.1 million.

Strategic Review and Restructuring Plan

October 20, 2025 the Company announced that the AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder did not meet its primary endpoint. Based on the results, the Company further announced that it will discontinue further development of its SAD program. Neuphoria also plans to evaluate next steps for further development of BNC210 in post-traumatic stress disorder. The Company plans to conduct a full strategic review of its operations and portfolio and currently plans to provide an update during the calendar quarter ending December 31, 2025.

Shareholder Rights Plan

On October 25, 2025, the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan and is referenced as Exhibit 10.1 to this periodic report. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no exercises under the Shareholders Rights Plan as of November 14, 2025.

There are no other matters or circumstances that have arisen since September 30, 2025 which significantly affect or may significantly affect the results of the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2025 ("Form 10-K") and in this report, as well as disclosures in this report and our other reports filed with the Securities and Exchange Commission ("SEC"), for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing novel, allosteric ion channel modulators designed to transform the lives of patients suffering from serious central nervous system (“CNS”) disorders with high unmet medical need. Ion channels serve as important mediators of physiological function in the CNS and the modulation of ion channels influences neurotransmission that leads to downstream signaling in the brain. The α7 nicotinic acetylcholine (“ACh”) receptor (“α7 receptor”) is an ion channel that plays an important role in driving emotional responses and cognitive performance. Utilizing our expertise in ion channel biology and translational medicine, we have been developing orally active small molecule negative allosteric modulators (“NAMs”) to treat anxiety and stressor-related disorders. In addition, through a long-standing strategic partnership with Merck & Co., Inc., in the United States and Canada (“MSD”), we are also developing positive allosteric modulators (“PAMs”) of the α7 receptor to treat cognitive dysfunction. Neuphoria's pipeline also includes preclinical assets that target Kv3.1/3.2 and Nav1.7/1.8 ion channels being developed for CNS conditions of high unmet need.

As part of an expected strategic review of our operations and portfolio, we are assessing plans for our lead product candidate, BNC210, an oral, proprietary, selective NAM of the α7 receptor, for the chronic treatment of Post-Traumatic Stress Disorder (“PTSD”). There remains a significant unmet medical need for the over 9 million patients in the United States alone suffering from PTSD. BNC210 is a first-of-its-kind, well tolerated, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction. Current pharmacological treatments include certain antidepressants and benzodiazepines, and there have been no new FDA approved therapies in these indications in nearly two decades. These existing treatments have multiple shortcomings, such as a slow onset of action of antidepressants, and significant side effects of both classes of drugs, including abuse liability, addiction potential and withdrawal symptoms. BNC210 has been observed in our clinical trials to have a fast onset of action and clinical activity without the limiting side effects seen with the current standard of care.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2025, our operations have been financed primarily by aggregate net proceeds of $193.2 million from the sale and issuances of our equity, $13.5 million in the form of an upfront payment, research funding and a milestone payment from the 2014 Merck Agreement, and $67.1 million from Australian research and development credits and government grants and assistance.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our trade and other payables. We expect to continue to incur net losses for the foreseeable future.

Since inception, we have had significant operating losses and have an accumulated deficit of $188.3 million at September 30, 2025. The Company incurred a net loss of $9.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. The Company also had $3.8 million of cash used in operating activities during the three months ended September 30, 2025.

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its operating activities beyond the second quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

The Company has based projections of operating capital requirements on the current operating plan, which management believes can be effectively implemented. The operating plan incorporates several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Recent Developments

Phase 3 SAD Clinical Trial Results

On October 20, 2025 the Company announced that the AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder ("SAD") did not meet its primary endpoint of change from baseline to the average of the performance phase of the public speaking challenge in Subjective Units of Distress Scale scores. In addition, analyses of secondary endpoints did not demonstrate statistically significant differences. The safety and tolerability profile of BNC210 continued to be favorable and was consistent with previously reported studies.

Based on the results from the AFFIRM-1 trial, the Company further announced that it will discontinue further development of its SAD program. Given previous positive data with chronic daily dosing, Neuphoria also plans to evaluate next steps for further development of BNC210 in post-traumatic stress disorder.

Shareholder Rights Plan

On October 27, 2025 the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no exercises under the Shareholders Rights Plan as of November 14, 2025.

Generally, the Rights Plan is designed to impose a penalty upon any person or group that acquires beneficial ownership of 15% or more of the outstanding shares of Company Common Stock without the approval of the Board. The Board adopted the Rights Plan in response to significant and rapid accumulations of the Company’s Common Stock by certain investors who have indicated a potential desire to influence the control of Neuphoria. The Rights Plan is intended to protect the investment of Neuphoria stockholders during a period in which it believes shares of the Company do not reflect the Company’s intrinsic value. The Rights Plan is intended to provide the Board sufficient time to make informed judgments and take actions that are in the best interests of the Company and all of its stockholders. The Rights Plan does not prevent the Board from engaging with parties or accepting an acquisition proposal if the Board believes that it is in the best interests of the Company and all of its stockholders.

Strategic Review

On November 11, 2025, and as previously indicated by the Company via prior press releases, the Company’s Board of Directors announced the initiation of a review of strategic alternatives to advance its promising pipeline programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

Neuphoria does not have a defined timeline for the exploration of strategic alternatives and is not confirming that the process will result in any strategic alternative being announced or consummated. In addition, on November 10, 2025, the Company received an unsolicited non-binding indication of interest from Lynx1 Master Fund LP expressing its interest in acquiring all of the outstanding shares of Neuphoria that it does not already own for $5.20 per share in cash and of its intent to nominate certain individuals to stand for election to Neuphoria’s Board of Directors at the Company’s 2025 Annual Meeting of Stockholders. At the 2025 Annual Meeting, there are two Class I Directors standing for election. Neuphoria’s Board of Directors, consistent with its fiduciary duties and responsibilities, plans to carefully evaluate and consider this indication of interest in connection with its broad review of strategic alternatives, and its ongoing review of a broad range of opportunities to enhance stockholder value through strategic, financial, and operational measures.

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

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000 which was recorded as revenue during the three and six months ended December 31, 2024.

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

Substantially all our direct research and development expenses during the three months ended September 30, 2025 and 2024 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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

•
successful completion of our planned Phase 3 clinical trial in PTSD;

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase substantially for the foreseeable future under the presumption that we continue to implement our business strategy, which includes advancing BNC210 through clinical development and other product candidates into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. The process of conducting the necessary clinical development to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the three months ended September 30, 2025 and 2024, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the three months ended September 30, 2025 and 2024, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Research and development	$(3,785,649)	$(1,900,903)	$1,884,746	99.2%
General and administrative	(1,867,040)	(1,666,824)	200,216	12.0%
Other income (loss)	(4,288,608)	2,630,753	6,919,361	263.0%
Loss before income tax expense	$(9,941,297)	$(936,974)

Research and Development Expenses

Our research and development activities in the three months ended September 30, 2025 and 2024 were principally focused on the advancement of BNC210. The increase in the three months ended September 30, 2025 of approximately $1.9 million, as compared to the same period ended 2024, was primarily due to increased expenditures associated with the PTSD ATTUNE clinical trial of $1.0 million combined with an increase in expenditures for our SAD PREVAIL Phase 3 clinical trial of $1.0 million and increased headcount costs of $0.1 million, partially offset by a decrease in professional fees of $0.2 million..

During the three months ended September 30, 2025, approximately 90% of the total research and development expenses related to the advancement of our BNC210-based programs. Of the total BNC210-based program spend during the three months ended September 30, 2025, approximately 40% was attributable to PSTD ATTUNE and 50% to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

The $0.2 million increase in general and administrative expenses during the three months ended September 30, 2025, as compared to the same period ended in 2024, was due to an increase in headcount costs of $0.2 million and outside contractor costs of $0.6 million, partially offset by decreases in professional services of $0.6 million resulting from redomiciliation costs experienced during the three months ended September 30, 2024 as compared to the same period ended in 2025.

Other Income (Loss)

The net decrease in other income of $6.9 million for the three months ended September 30, 2025, as compared to the same period ending in 2024, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $7.2 million, partially offset by an increase in interest income of $0.1 million and changes in losses associated with foreign currency transaction of $0.2 million.

Off-Balance Sheet Arrangements

We did not have during the three months ended September 30, 2025, nor we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of September 30, 2025, we had cash and cash equivalents of $13.6 million and an accumulated deficit of $188.3 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(3,794,648)	$(4,433,063)
Net cash provided by (used in) financing activities	3,253,615	(227,338)
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	(19,455)	138,367
Net decrease in cash, cash equivalents, and restricted cash	$(560,488)	$(4,522,034)

Operating Activities

The net cash used in operating activities for the three months ended September 30, 2025 and 2024 was approximately $3.8 million and $4.4 million, respectively, and represents a decrease in cash used in operations of approximately $0.6 million during the three months ended September 30, 2025, as compared to the same period ending in 2024. The decrease in cash used in operations is due to an increase in net loss of $9.1 million and changes in the effect of foreign currency remeasurement of $0.2 million, partially offset by the non-cash effect of warrant liability fair value adjustments of $7.4 million, share-based compensation expense of $0.1 million, and changes in working capital of $2.6 million during the three months ended September 30, 2025, as compared to the same period ended in 2024.

Investing Activities

There were no transactions categorized as investing activities during either of the three months ended September 30, 2025 and 2024.

Financing Activities

Financing activities in the three months ended September 30, 2025 represent issuance of shares, net of associated issue costs, associated with the utilization of our at-the-market ("ATM") facility.

Financing activities in the three months ended September 30, 2024 represent residual issue costs associated with the issuance of ADS shares pursuant to the ATM facility.

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

Based upon the Company’s current operating plans, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities beyond the second quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

The Company has based projections of operating capital requirements on the current operating plan, which management believes can be effectively implemented. The operating plan incorporates several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

For more information as to the risks associated with our future funding requirements, see “Risk Factors.”

Contractual Obligations

We do not have any long-term debt or capital lease obligations. We have a current operating lease obligation for our Australian office space and a non-current warrant liability which commits us to issuing shares to accompanying warrant holders upon the exercise of their warrants.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2025, and in our Quarterly Report for the three months ended September 30, 2025. Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities. Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

For example, on July 18, 2025, the Company received a deficiency notification letter (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”). The Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5620(a) (the “Listing Rule”) as a result of the Company’s failure to hold an annual general meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2024. The Listing Rule requires that a Nasdaq-listed company hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year end. Pursuant to and in response to that Notice, the Company timely submitted its plan to Nasdaq to regain compliance with the Listing Rule (the “Plan”). In response to the Company’s Plan, on September 10, 2025, Nasdaq provided the Company further notice that it has accepted our Plan and granted the Company an extension of 180 calendar days from the end of the Company’s fiscal year, or until December 29, 2025, to regain compliance with the Listing Rule. To this end, the Company timely filed a Proxy Statement with the SEC together with a notice of shareholder meeting related to the Company’s 2025 annual general shareholder meeting, which is currently scheduled for December 12, 2025. While we believe this will bring the Company into full compliance upon successful completion of the 2025 shareholder meeting, it should be noted, however, that any future Nasdaq action relating to a delisting could have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock or other securities when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of institutional investor interest, reduced research coverage, and fewer business development opportunities.

Our financial statements for the quarter ended September 30, 2025 were prepared assuming that we will continue as a going concern.

Our financial statements for the quarter ended September 30, 2025 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize value for our assets, discharge our liabilities and commitments in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management, together with our board of directors, is currently in the process of assessing the Company’s future prospects and pathway in light of the negative clinical phase 3 trial results related to our Affirm 1 study in SAD. As a result, we may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings including, but not limited to, for the possibility of continuing our PTSD clinical trial program. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction in a timely manner, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, or find a suitable strategic partner or pathway, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In October 2025, we announced that our AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder ("SAD") did not meet its primary or secondary endpoint of change from baseline to the average of the performance phase of the public speaking challenge in Subjective Units of Distress Scale (SUDS) scores. Therefore, our management and board of directors have determined that we are discontinuing all clinical development of BNC210 in SAD, and are assessing plans relating to work on BNC210 in PTSD. Simultaneously, our board of directors has determined to commence a review of strategic alternatives to advance its promising pipeline programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. In addition, on November 10, 2025, the Company received an unsolicited non-binding indication of interest from Lynx1 Master Fund LP expressing its interest in acquiring all of the outstanding shares of Neuphoria that it does not already own for $5.20 per share in cash and of its intent to nominate certain individuals to stand for election to Neuphoria’s board of directors at the Company’s 2025 Annual Meeting of Stockholders. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value or that we will make any cash distributions to our shareholders.

The process of evaluating these strategic options may be very costly, including if this process results in any contested nominations or bids, time-consuming and complex and we expect to incur significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process, including but not limited to contract terminations, buyouts, damages resulting therefrom, costs and/or damages arising from change of control triggers, and other similar items that may cost more than anticipated or which may be reasonably unanticipated at this time. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we determine to fully resume the development of BNC21 in PTSD, the development and any potential commercialization of BNC210 for this indication will require substantial additional cash to fund the costs associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend additional resources and continue development of BNC210 or any of our other product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business.

Any potential transaction would be dependent on a number of factors, including certain change of control provisions and restrictions on assignment of certain assets, that could prove detrimental to the consummation of a transaction. A counterparty may, for example, also directly or indirectly cause potential significant harm to the value of our assets, including but not limited to triggering or causing the termination of certain of our material agreements, or cause the loss of certain valuable assets currently held by the Company, including but not limited to as a result of a change of control or deemed change of control transaction. Additionally, a number of the foregoing and other significant factors may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

If we are not successful in identifying a strategic alternative or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our common stock shares may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly.

Even if we successfully consummate a transaction from our strategic evaluation, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our pursuit of strategic alternatives, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to realize what is believed to be higher value of certain assets due to contractual restrictions and limitations, the ability to integrate with any future business partner and our ability to generate future shareholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including, but not limited to:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition, disposition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business;
•
termination of existing agreements that may lead to the loss of certain valuable assets, for little or no value;
•
potential exchange or buyout costs related to certain existing agreements being much higher than reasonably anticipated; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain key executives required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 75%, which is expected to be completed by the end of the fourth calendar quarter of 2025. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels, as well as by the retention of outside advisors and consultants. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In November 2025, our board of directors determined to discontinue all clinical development of BNC210 in SAD and, in connection with such decision, approved a reduction in our workforce of approximately 75%. We expect to incur personnel-related restructuring charges of approximately $1.6 million related to such reduction in our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and, should we resume development, our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission (the “SEC”). We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1+

Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 27, 2025 (incorporated by reference to Exhibit 3.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on October 27, 2025)

10.1

Rights Agreement, dated as of October 27, 2025 between Neuphoria Therapeutics Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on October 27, 2025)

31.1*

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

Company

Date: November 14, 2025	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Chief Executive Officer and Director

Date: November 14, 2025	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer