Form 10-Q
period 2025-12-31
Neuphoria Therapeutics Inc.
filed 2026-02-17
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41157

Neuphoria Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-3845449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Summit Drive, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
(781) 730-6665
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	NEUP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file`s). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of February 13, 2026, there were 5,390,895 shares of the registrant’s common stock issued and outstanding.

`

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
•
the need to hire additional or retain key personnel and our ability to attract and/or retain such personnel;
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
•
our conducting and completion of a strategic review, and our pursuit of, and ability to successfully identify and execute, strategic transactions;
•
our ability to preserve our existing cash resources;
•
our expectations regarding the value or recovery that may be available to our stockholders and other stakeholders as part of a strategic alternative transaction process;
•
our ability to continue as a going concern;
•
our defense of any future litigation that may be initiated against us; and
•
other risks and uncertainties, including those listed under “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$22,170,414	$14,210,745
Accounts receivable, non-trade	1,109,908	11,948
Restricted cash	79,647	77,945
Prepaid insurance expense	26,954	740,193
Total current assets	23,386,923	15,040,831
Property and equipment, net	-	2,771
Intangible assets, net	4,473,426	4,804,791
Operating lease right-of-use assets	-	102,612
Goodwill	8,737,953	8,638,609
Total assets	$36,598,302	$28,589,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$520,709	$1,154,369
Accrued expenses and other current liabilities	2,065,599	2,950,077
Operating lease liability	-	116,314
Total current liabilities	2,586,308	4,220,760
Contingent consideration	1,172,859	1,169,675
Deferred tax liability	425,527	495,113
Accompanying warrants liability	2,712,784	3,701,492
Total liabilities	6,897,478	9,587,040
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.00001 par value, 5,377,329 and 1,978,460 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	54	19
Additional paid-in capital, net of subscription receivable	218,315,150	200,194,324
Accumulated other comprehensive loss, net of tax	(2,225,265)	(2,845,066)
Accumulated deficit	(186,389,115)	(178,346,703)
Total shareholders’ equity	29,700,824	19,002,574
Total liabilities and shareholders’ equity	$36,598,302	$28,589,614

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
License revenue	$-	$662,715	$-	$662,715
Operating expenses:
Research and development	697,723	1,737,039	4,483,372	3,637,942
General and administrative	2,126,918	2,629,187	3,993,958	4,296,011
Restructuring costs	1,236,172	-	1,236,172	—
Total operating expenses	4,060,813	4,366,226	9,713,502	7,933,953
Loss from operations	(4,060,813)	(3,703,511)	(9,713,502)	(7,271,238)
Other income (loss):
Interest income, net	167,311	30,615	309,307	66,711
(Loss) gain on foreign currency transactions	(135,659)	629,501	(197,394)	349,464
Research and development incentive award	478,959	306,233	478,959	306,233
Gain on fair value adjustments	5,379,500	805,422	1,010,631	3,680,116
Total other income	5,890,111	1,771,771	1,601,503	4,402,524
Income (loss) before income taxes	1,829,298	(1,931,740)	(8,111,999)	(2,868,714)
Income tax benefit (expense)	34,794	(11,609)	69,587	120,578
Net income (loss)	1,864,092	(1,943,349)	(8,042,412)	(2,748,136)
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation	570,580	(1,288,433)	619,801	(703,052)
Total other comprehensive income (loss)	570,580	(1,288,433)	619,801	(703,052)
Total comprehensive income (loss)	$2,434,672	$(3,231,782)	$(7,422,611)	$(3,451,188)

Net income (loss) per share - basic	$0.41	$(1.23)	$(2.37)	$(1.91)
Weighted-average common shares outstanding - basic	4,536,235	1,575,244	3,391,151	1,437,654

Net income (loss) per share - diluted	$(0.77)	$(1.79)	$(2.66)	$(4.59)
Weighted-average common shares outstanding - diluted	4,536,235	1,575,244	3,391,151	1,437,654

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	1,978,460	$19	$(94,685)	$200,289,009	$(2,845,066)	$(178,346,703)	$19,002,574
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.1 million	379,153	4	-	3,158,930	-	-	3,158,934
Collection of subscription receivable	-	-	94,685	-	-	-	94,685
Share-based compensation	-	-	-	111,277	-	-	111,277
Other comprehensive income	-	-	-	-	49,221	-	49,221
Net loss	-	-	-	-	-	(9,906,504)	(9,906,504)
Balance at September 30, 2025	2,357,613	$23	$-	$203,559,216	$(2,795,845)	$(188,253,207)	$12,510,187
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.5 million	3,019,716	31	-	14,662,233			14,662,264
Share-based compensation	-	-	-	93,701	-	-	93,701
Other comprehensive income	-	-	-	-	570,580	-	570,580
Net income	-	-	-	-	-	1,864,092	1,864,092
Balance at December 31, 2025	5,377,329	$54	$-	$218,315,150	$(2,225,265)	$(186,389,115)	$29,700,824

Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	339,408	3	-	406	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	1,443,362	$14	$-	$198,280,422	$(2,428,214)	$(178,781,858)	$17,070,364
Exercise of pre-funded ADS warrants	185,297.00	2	-	218	-	-	220
Share issue costs	-	-	-	(111,777)	-	-	(111,777)
Share-based compensation	-	-	-	20,970	-	-	20,970
Other comprehensive loss	-	-	-	-	(1,288,433)	-	(1,288,433)
Net loss	-	-	-	-	-	(1,943,349)	(1,943,349)
Balance at December 31, 2024	1,628,659	$16	$-	$198,189,833	$(3,716,647)	$(180,725,207)	$13,747,995

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,042,412)	$(2,748,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	204,978	45,820
Depreciation and amortization expense	331,581	331,834
Non-cash rent expense	114,662	66,456
Change in fair value of accompanying warrant liability	(988,708)	(3,847,707)
Change in fair value of contingent consideration	(18,738)	167,591
Effect of foreign currency remeasurement	256,933	(280,247)
Changes in assets and liabilities:
Accounts receivable, non-trade	(1,097,960)	91,323
Prepaid insurance expense	713,239	440,296
Accounts payable	(633,660)	(712,995)
Accrued expenses and other current liabilities	(884,478)	(1,153,961)
Operating lease liabilities	(116,314)	(71,308)
Deferred tax liability	(69,586)	(120,619)
Other non-current liabilities	-	503
Net cash used in operating activities	(10,230,463)	(7,791,150)
Cash flows from financing activities:
Proceeds from the sale of equity, net of issuance costs of $0.6 million	17,915,883	-
Issue costs associated with ADS shares and ADS pre-funded warrants	-	(338,900)
Net cash provided by (used in) financing activities	17,915,883	(338,900)
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	275,951	(138,325)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,961,371	(8,268,375)
Cash, cash equivalents, and restricted cash, beginning of period	14,288,690	12,686,935
Cash, cash equivalents, and restricted cash, end of period	$22,250,061	$4,418,560

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$22,170,414	$4,344,578
Restricted cash	79,647	73,982
Total cash, cash equivalents, and restricted cash	$22,250,061	$4,418,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. The Company and Basis of Presentation

Neuphoria Therapeutics Inc. (“the Company”) is a public company incorporated in Delaware. The Company is a clinical-stage biotechnology company dedicated to developing therapies that address the complex needs of individuals affected by neuropsychiatric disorders. Neuphoria's lead drug candidate, BNC210, an oral, proprietary, selective negative allosteric modulator of the α7 nicotinic acetylcholine receptor for the treatment of post-traumatic stress disorder ("PTSD"). BNC210 is a first-of-its-kind, broad spectrum anti-anxiety experimental therapeutic, designed to restore neurotransmitter balance in relevant brain areas, providing rapid relief from stress and anxiety symptoms without the common pitfalls of sedation, cognitive impairment, or addiction.

In addition, the Company has a strategic partnership with Merck & Co., Inc. ("Merck") with two clinical candidates in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system conditions. Our pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

Details of the Company’s entity structure at the end of the reporting period are as follows (post-redomiciliation):

Name	Entity	Country of Incorporation
Neuphoria Therapeutics Inc.	Parent	United States
Bionomics Limited	Subsidiary	Australia
Bionomics, Inc.	Subsidiary	United States

Restructuring Costs

On October 20, 2025, the Company announced that the AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder did not meet its primary endpoint. Based on these results, the Company announced that it has discontinued the BNC210 SAD program and has paused the BNC210 PTSD program while it continues to undertake a comprehensive strategic review of its operations and portfolio. During the three months ended December 31, 2025, the Company terminated all but one employee, terminated its facility leases, and cancelled or paused, as applicable, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. See Note 3 for more information.

Liquidity and Going Concern

As of December 31, 2025, the Company had working capital of $20.8 million, an accumulated deficit of $186.4 million, and cash and cash equivalents of $22.2 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company earned net income of $1.9 million and incurred a net loss of $1.9 million for the three months ended December 31, 2025 and 2024, respectively, and incurred net losses of $8.0 million and $2.7 million for the six months ended December 31, 2025 and 2024, respectively. The Company also had $10.2 million of cash used in operating activities during the six months ended December 31, 2025.

Based upon the Company’s current operating plans reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its operating activities beyond the third quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

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

The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of December 31, 2025 and for the three and six months ended December 31, 2025, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on September 29, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of December 31, 2025, results of its operations for the three and six months ended December 31, 2025, shareholders’ equity for the three and six months ended December 31, 2025, and cash flows for the six months ended December 31, 2025, have been made. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2026.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM of the Company is the Interim Chief Executive Officer. The Company operates as a single operating and reporting segment focused on the discovery and development of allosteric ion channel modulators designed to transform the lives of patients suffering from serious central nervous system disorders with high unmet medical need. The CODM evaluates the operating performance based on net income (loss) as reported on the condensed consolidated statement of operations. The measure of the operating segment assets is reported on the condensed consolidated balance sheet as total assets.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended December 31, 2025, as compared to those identified in the fiscal 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This standard is effective for the Company's fiscal year ending June 30, 2026. The Company is evaluating the disclosure requirements related to the new standard but adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses, including purchases of inventory, employee compensation depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

Note 3. Restructuring Costs

During the three months ended December 31, 2025, management committed to a plan to discontinue or pause, as the case may be, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. As part of the restructuring initiative, the Company terminated its facility leases, wrote off the remaining carrying value of the right-of-use asset, derecognized the associated operating lease liability, and terminated substantially all of its employees. A liability equivalent to the derecognized lease liability has been included in Accrued restructuring expenses (see Notes 6 and 9). The write-offs are included in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2025.

Included in total restructuring costs are the following expenses:

Three and Six Months Ended December 31, 2025
Employee termination costs	$1,411,955
Impairment of right-of-use asset	47,608
Other restructuring costs	395,580
Refundable credits on contract terminations	(618,971)
Total restructuring costs	$1,236,172

Restructuring reserves included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet are as follows:

Restructuring Costs
Restructuring liability at September 30, 2025	$-
Restructuring costs	1,236,172
Restructuring payments	(973,326)
Restructuring liability at December 31, 2025	$262,846

Note 4. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,172,859	$1,172,859
Accompanying warrants liability	-	-	2,712,784	2,712,784
Total liabilities measured at fair value	$-	$-	$3,885,643	$3,885,643

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,169,675	$1,169,675
Accompanying warrants liability	-	-	3,701,492	3,701,492
Total liabilities measured at fair value	$-	$-	$4,871,167	$4,871,167

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at December 31, 2025 and June 30, 2025 are contingent consideration and the accompanying warrant liability. The value of financial assets and other financial liabilities approximate their fair value.

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

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2025	$1,169,675	$3,701,492
Change in fair value, net of foreign currency effect	3,184	(988,708)
Balance at December 31, 2025	$1,172,859	$2,712,784

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Payment of milestone obligation to Eclipse	(175,055)	-
Change in fair value, net of foreign currency effect	167,591	(3,847,707)
Balance at December 31, 2024	$580,298	$810,125

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 5. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	December 31,	June 30,
	2025	2025
Interest receivable	$2,565	$237
Refundable credits on contract terminations (see Note 3)	618,971	-
Research and development incentives receivable	488,372	-
GST receivables	-	11,711
Total accounts receivable, non-trade	$1,109,908	$11,948

Note 6. Leases

In June 2021, the Company entered into a 5-year lease agreement (the “Greenhill Lease”) for its Australian facility located in Dulwich, South Australia. The initial term of the lease expires in May 2026.

The Company accounts for its leases under ASC 842, Leases ("ASC 842"), recognizing right-of-use ("ROU") assets and corresponding lease liabilities for operating leases on the condensed consolidated balance sheet. The ROU asset is initially measured based on the present value of future lease payments and subsequently amortized over the lease term.

During the three months ended December 31, 2025, the Company committed to a plan to exit its Australian facility as part of a restructuring plan as approved by the Company's board of directors (see Note 1 and Note 3). The leased facility will no longer be used for any business purpose, the Company does not intend to sublease the space. Accordingly, under ASC 360, Property, Plant, and Equipment, and ASC 842, the carrying value of the associated right-of-use asset was evaluated for abandonment, and the remaining carrying amount of less than $0.1 million was derecognized. The lease liability of approximately $0.1 million was also derecognized.

The resulting write-off of the right-of-use asset is recorded in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for three and six months ended December 31, 2025.

Variable lease expense for the premises primarily consisted of common area maintenance and other operating costs.

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term, all of which are reflected in accrued restructuring expenses at December 31, 2025 (see Note 9):

December 31,
2025
Remainder of fiscal year 2026	$55,547
Less: derecognition of lease liability due to restructuring	(55,547)
Present value of lease liability	$-

The discount rate associated with the Company’s operating lease was 3.5% and the weighted average remaining lease term for the remaining lease payments was approximately 0.4 years at December 31, 2025.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss) prior to the above-referenced restructuring event:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs
Research and development	$28,749	$15,197	$28,749	$28,280
General and administrative	36,536	16,700	36,536	33,806
Total	$65,285	$31,897	$65,285	$62,086

Note 7. Goodwill

The following table summarizes changes in the carrying value of goodwill for the six months ended December 31, 2025 and 2024:

Carrying amount at June 30, 2025	$8,638,609
Foreign currency exchange differences	99,344
Carrying amount at December 31, 2025	$8,737,953

Carrying amount at June 30, 2024	$8,690,018
Foreign currency exchange differences	(282,747)
Carrying amount at December 31, 2024	$8,407,271

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit. There was no impairment identified by the Company at December 31, 2025.

Note 8. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology and is carried at its cost on the date of acquisition, less accumulated amortization and impairment charges. There was no impairment identified by the Company at December 31, 2025.

Cancer Stem Cell Technology
Carrying amount at June 30, 2025	$4,804,791
Amortization expense	(331,365)
Carrying amount at December 31, 2025	$4,473,426

Carrying amount at June 30, 2024	$5,467,522
Amortization expense	(331,365)
Carrying amount at December 31, 2024	$5,136,157

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straight-line basis over its estimated useful life of 20 years. There is currently no internally generated intellectual property that has been capitalized.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2025	2025
Research and development expenses	$1,479,269	$1,656,280
Accrued restructuring expenses	262,846	-
Salary and benefits	162,112	794,836
Professional and consulting fees	-	152,306
Insurance	28,009	278,149
EDA Loan	33,465	32,750
Other	99,898	35,756
Total accrued expenses and other current liabilities	$2,065,599	$2,950,077

Note 10. Share Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. The structure of equity awards is under the active review of the Compensation Committee to ensure it meets good corporate practice for a company of our size, nature, and company lifecycle. The Committee may, from time to time, grant options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance awards to one or more eligible persons. At December 31, 2025, there were 863,230 shares available for grant under the 2024 Plan.

The following table summarizes employee and non-employee share option activity for the six months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of June 30, 2025	91,211	$88.79	6.15	$-
Granted	51,839	$8.27	9.91	$-
Lapsed	(6,023)	$18.85	-	$-
Outstanding as of September 30, 2025	137,027	$61.41	7.67	$-
Lapsed	(257)	$347.27	-	$-
Outstanding as of December 31, 2025	136,770	$61.41	7.67	$-
Options exercisable as of December 31, 2025	72,210	$106.68	5.72	$-

(1)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2025 of $3.88 and the per share exercise price of the underlying options.

As of December 31, 2025, there was approximately $0.4 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 1.46 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the six months ended December 31, 2025 and 2024 was approximately $7.88 and $4.58 per share, respectively.

During the three months ended December 31, 2025 and 2024, the Company recognized total share-based compensation expense of $0.1 million and less than $0.1 million, respectively. During the six months ended December 31, 2025 and 2024, the Company recognized total share-based compensation expense of $0.2 million and less than $0.1 million, respectively. Substantially all the share-based compensation expense was recorded as general and administrative expense in each period.

Restricted Stock Units ("RSUs")

Terms of RSU agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2024 Plan. RSUs granted by the Company vest according to the terms of the underlying grant agreement and are awarded at the closing stock share price on the date of grant. In the event the recipient's employment with the Company terminates, any unvested underlying shares are forfeited and revert to the 2024 Plan. RSUs are not included in issued and outstanding common stock until vested and the underlying shares are released. There were 33,915 RSUs fully vested and unexercised at December 31, 2025.

The Company recognized approximately $0.1 million of stock-based compensation expense associated with the RSUs for the six months ended December 31, 2025. As of December 31, 2025, the unexercised RSUs had an aggregate intrinsic value of $0.1 million.

Note 11. Warrants

The classification, expiration date, and exercise price of individual warrants at December 31, 2025 are as follows:

	Number of Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 accompanying warrants	1,054,381	$11.88	June 2029	Liability

1,054,381 warrants were exercisable at December 31, 2025 and remain exercisable until June 2, 2029 unless exercised earlier. There were no exercises, cancellations, or expirations of warrants during the six months ended December 31, 2025.

The weighted average remaining contractual life of the accompanying warrants outstanding at December 31, 2025 is 3.42 years.

Note 12. Capital Stock

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

Shareholder Rights Agreement

On October 25, 2025, the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan and is referenced as Exhibit 4.1 to this Quarterly Report. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no triggering events under the Shareholders Rights Plan during the three months ended December 31, 2025.

Preferred Share Provisions:

Each Preferred Share, if issued:

•
will not be redeemable;
•
when, as and if any dividend is declared on Company Common Stock, entitle the holder to quarterly dividend payments in an amount per share equal to 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount, payable in kind, of all non-cash dividends or other distributions other than a dividend payable in Company Common Stock or a subdivision of the outstanding Company Common Stock, by reclassification or otherwise, declared on Company Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first date when quarterly dividends are payable in cash, since the first issuance of any share or fraction of a share of Series A Preferred Stock;
•
will entitle the holder upon liquidation either to receive a preferential liquidation payment of the greater of (a) $1,000 per Series A Preferred Share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, and (b) an aggregate amount per Series A Preferred Share equal to 1,000 times the aggregate amount to be distributed per share to holders of Company Common Stock plus an amount equal to any accrued and unpaid dividends on such Series A Preferred Shares;
•
will have the same voting power as 1,000 shares of Company Common Stock;
•
if shares of Company Common Stock are exchanged via merger, consolidation, or a similar transaction, will entitle the holder to a per share payment equal to the payment made on 1,000 shares of Company Common Stock; and
•
will rank junior to any other series of the Company’s preferred stock in the event such other preferred stock is issued by the Company, unless the terms of any such series provide otherwise.

The value of one one-thousandth (1/1,000th) interest in a Series A Preferred Share is intended to approximate the value of one share of Company Common Stock.

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate. The Company recognized a tax benefit of $34,794, or 1.90%, and a tax expense of $11,609, or 0.60%, for the three months ended December 31, 2025 and 2024, respectively. The Company recognized a tax benefit of $69,587, or 0.86%, and a tax benefit of $120,578, or 4.20%, for the six months ended December 31, 2025 and 2024, respectively.

Note 14. Net Income (Loss) per Share

The following table details the compilation of diluted earnings per share for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Earnings per share - basic:
Net income (loss)	$1,864,092	$(1,943,349)	$(8,042,412)	$(2,748,136)
Weighted average shares - basic	4,536,235	1,575,244	3,391,151	1,437,654
Net income (loss) per share - basic	$0.41	$(1.23)	$(2.37)	$(1.91)

Earnings per share - diluted:
Net income (loss)	$1,864,092	$(1,943,349)	$(8,042,412)	$(2,748,136)
Less: effect of revaluation of accompanying warrant liability	(5,379,435)	(881,462)	(988,709)	(3,847,707)
Net income (loss) excluding revaluation of accompanying warrants	$(3,515,343)	$(2,824,811)	$(9,031,121)	$(6,595,843)
Weighted average shares - diluted	4,536,235	1,575,244	3,391,151	1,437,654
Net income (loss) per share - diluted	$(0.77)	$(1.79)	$(2.66)	$(4.59)

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The guidance clarifies the application of ASC 260 on how to calculate diluted earnings per share (“EPS”) when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as a liability for accounting purposes. These types of contracts may require an adjustment to the numerator in the diluted EPS calculation for any changes in income or loss that would result as if the contract had been reported as an equity instrument.

The guidance specifies that an entity should consider whether including the potential common shares would have a dilutive or anti-dilutive effect on the diluted EPS computation by evaluating the combined effect of any numerator and denominator adjustment, even if a loss from continuing operations exists.

The application of this instrument-specific guidance, in accordance with ASC 260-10-45-45 and 46, required the removal of the gain on fair value associated with the accompanying warrant liability such that the numerator resulted in a net loss for diluted EPS purposes.

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of ordinary shares for the purposes of diluted loss per share.

	December 31,
	2025	2024
Options to purchase common stock	136,770	50,854
Warrants to purchase common stock	1,054,381	1,054,381

Note 15. Related Party Transactions

Share Options Issued to Directors and Other Key Management Personnel

During the three and six months ended December 31, 2025, 34,559 stock options were granted to Dr. Spyros Papapetropoulos, CEO.

Danforth Advisors

In July 2021, we entered into a consulting agreement with Danforth Advisors LLC (“Danforth”) to provide consulting services to the Company. The Danforth agreement was amended in May 2023, and further amended in August 2023. Pursuant to the agreement, Danforth provides us with the Chief Financial Officer services of Mr. Cunningham in exchange for fees payable to Danforth, as well as Finance and Accounting services by other members of Danforth. The Danforth agreement will continue until such time as either party to it has given notice of termination, pursuant thereto, with cause upon 30 days prior written notice or without cause upon 60 days prior written notice. During the three months ended December 31, 2025 and 2024, Danforth Advisors invoiced the Company $235,108 and $152,331, respectively. During the six months ended December 31, 2025 and 2024, Danforth Advisors invoiced the Company $491,140 and $329,579, respectively. We believe that this agreement is on an arms-length basis.

WG Partners LLP

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to the Company. David Wilson, a director of the Company, is the Chairman and Chief Executive Officer of WG Partners. Under the existing agreement, the Company agreed to pay to WG Partners a monthly fee of $15,000 and applicable commissions, if any, which are subject to conditions and further addendum; however, no such commissions were earned, invoiced or paid during each of the three and six months ended December 31, 2025 and 2024 under the terms of this agreement. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three months ended December 31, 2025 and 2024, WG Partners invoiced the Company for monthly stipend fees of $56,353 and $59,841, respectively. During the six months ended December 31, 2025 and 2024, WG Partners invoiced the Company for monthly stipend fees of $101,282 and $79,206, respectively. We believe that this agreement, as amended, was negotiated and entered into on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in USD dollars, the liability increased by an immaterial amount during the six months ended December 31, 2025 and increased approximately $0.2 million during the six months ended December 31, 2024 (see Note 4). Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from licensing agreement with Carina Biotech Pty Ltd (“Carina”).

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

Severance Obligation

The Company has a remaining liability in relation to the severance agreement with Dr. Spyros Papapetropoulos for severance pay of approximately $0.5 million at December 31, 2025.

Note 18. Subsequent Events

The Company has evaluated subsequent events through February 17, 2026 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as follows:

Chief Executive Officer

Simultaneous with the termination of the Company’s CEO employment agreement, effective December 31, 2025, Dr. Papapetropoulos entered into a Consulting Agreement with the Company (the “Consulting Agreement”) effective January 1, 2026, under which Dr. Papapetropoulos will serve as the interim CEO to the Company for up to twelve months to support the execution of the Company’s contemplated strategic transaction and ensure a seamless transition. Under the terms of the Consulting Agreement, Dr. Papapetropoulos will receive consulting fees equal to $800 per hour for services up to approximately 40 hours per month for his continued services, which aggregate hours shall not exceed more than twenty percent of the total hours performed while acting as the full-time CEO of the Company. The Consulting Agreement shall automatically terminate upon the earlier of twelve months from entry or the consummation of a strategic merger, change of control or similar transaction by the Company.

WG Partners LLP

On January 30, 2026, in connection with the Company’s previously announced initiation of a strategic evaluation process in November 2025, the Company and WG Partners entered into an amendment to the agreement to reflect WG Partners' continued services on behalf of the Company, alongside H.C. Wainwright & Co., the Company’s lead strategic alternative transaction advisor, to assist and advise the Company in its consideration of a potential merger and acquisition, licensing and/or such other strategic transaction, as the case may be. In this regard, WG Partners has extended the strategic partner outreach to territories outside of the

U.S. Pursuant to the 2026 amendment, WG Partners is entitled to receive the following compensation: (i) an increase in its monthly fee from $15,000 to $20,000, plus VAT where applicable, (ii) a one-time retainer of $100,000, plus VAT where applicable, which payment was made upon entry into such 2026 amendment; and (iii) a strategic transaction success fee of $350,000, plus VAT where applicable, payable on the completion of a potential merger and acquisition transaction, if any.

RSU Grants

On January 20, 2026, the Board of Directors granted to its non-executive members a total of 42,684 RSUs with an intrinsic value of $4.03 per share. The RSUs fully vest the day prior to the next annual shareholder meeting or the effective date of a change in control of the Company, whichever occurs earlier.

There are no other matters or circumstances that have arisen since December 31, 2025 which significantly affect or may significantly affect the results of the operations of the Company.

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

As part of our ongoing strategic review of our operations and portfolio, we are assessing plans for our lead product candidate, BNC210, an oral, proprietary, selective NAM of the α7 receptor, for the chronic treatment of Post-Traumatic Stress Disorder (“PTSD”), which program we have paused to allow for a broader assessment in light of potential strategic transactions, structure and timing.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2025, our operations have been financed primarily by aggregate net proceeds of $211.0 million from the sale and issuances of our equity, $29.2 million in the form of an upfront payment, research funding, and milestone payments from the 2014 Merck Agreement and the Carina Biotech License, and $67.6 million from Australian research and development credits and government grants and assistance.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our trade and other payables. We expect to continue to incur net losses for the foreseeable future.

Since inception, we have had significant operating losses and have an accumulated deficit of $186.4 million at December 31, 2025. The Company earned net income of $1.9 million and incurred a net loss of $1.9 million for the three months ended December 31, 2025 and 2024, respectively, and incurred net losses of $8.0 million and $2.7 million for the six months ended December 31, 2025 and 2024, respectively. The Company also had $10.2 million of cash used in operating activities during the six months ended December 31, 2025. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2026.

Based upon the Company’s current operating plans, reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its operating activities beyond the third quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of uncertainties and assumes the Company will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Recent Developments

Phase 3 SAD Clinical Trial Results

On October 20, 2025, the Company announced that the AFFIRM-1 Phase 3 trial of BNC210 for the acute, as-needed treatment of social anxiety disorder ("SAD") did not meet its primary endpoint of change from baseline to the average of the performance phase of the public speaking challenge in Subjective Units of Distress Scale ("SUDS") scores. In addition, analyses of secondary endpoints did not demonstrate statistically significant differences. The safety and tolerability profile of BNC210 continued to be favorable and was consistent with previously reported studies.

Based on the results from the AFFIRM-1 trial, the Company further announced that it will discontinue further development of its SAD program. Given previous positive data with chronic daily dosing, Neuphoria is evaluating next steps for further development of BNC210 in post-traumatic stress disorder, if any, while it is continuing its alternative strategic transaction review and screening process.

Shareholder Rights Plan

On October 25, 2025, the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed, extended, or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no triggering events under the Shareholders Rights Plan as of February 13, 2026.

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

Strategic Review

On November 11, 2025, and as previously indicated by the Company via prior press releases, the Company’s Board of Directors announced the initiation of a review of strategic alternatives to advance its promising pipeline programs and maximize stockholder value, pursuant to which the Company had engaged H.C. Wainwright & Co. to serve as its lead financial advisor to assist in this process. See also Note 18 related to the January 2026 expanded engagement of WG Partners in connection with this strategic evaluation process. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

Neuphoria cannot provide a definitive timeline for the consummation of strategic alternatives and cannot confirm that the process will result in any strategic alternative being announced or consummated. In addition, on December 2, 2025, Lynx1 Master Fund LP (“Lynx1”) revised its previous non-binding proposal to acquire all outstanding shares of the Company for $4.75 per share in cash. This revised offer followed a previous higher non-binding proposal of $5.20 per share made on November 10, 2025, which Lynx1 withdrew on November 18, 2025. The November 10, 2025 indication of interest from Lynx1 included its intent to nominate certain individuals to stand for election to Neuphoria’s board of directors at the Company’s 2025 Annual Meeting of Stockholders (“Annual Meeting”), which was held on December 12, 2025. In relevant part, at the Annual Meeting a quorum to properly hold the meeting was met, and the stockholders voted in favor of the election of the Company’s existing Class 1 directors, Peter Miles Davies and David Wilson, by a vote of approximately 84% to 16%. The complete results of that annual stockholder meeting can be found in the Company current report on Form 8-K filed by the Company with the SEC on December 17, 2025. As previously disclosed, Neuphoria's board of directors determined that the revised bid by Lynx1 was undervalued, provided no meaningful premium to stockholders, and further determined to continue with its ongoing strategic alternatives review process.

CEO Employment Agreement Termination and Entry into Consulting Agreement

On December 16, 2022, the Company had appointed Spyridon Papapetropoulos, M.D. as President and Chief Executive Officer (“CEO”) pursuant to the terms of that certain Employment Agreement effective January 5, 2023 (“Employment Agreement”), and as a director to the Company’s board.

Effective December 31, 2025, due to company-wide cost-cutting measures, Dr. Papapetropoulos ceased to serve as the full-time President and CEO of the Company and his Employment Agreement terminated on such date; however, Dr. Papapetropoulos will remain as a member of the Company’s Board of Directors. Pursuant to the terms of the Employment Agreement, Dr. Papapetropoulos is entitled to a severance payment in an aggregate amount equal to his annual base salary, target bonus amount, and medical insurance premiums, 50% of which was paid in calendar year 2025, with the balance of such severance to be paid in partial installments in calendar year 2026 until fully paid, subject to and in accordance with the Company’s regular payroll, withholding practices, and applicable law.

Simultaneously, in connection with the termination of the Employment Agreement, Dr. Papapetropoulos entered into a Consulting Agreement with the Company (the “Consulting Agreement”) effective January 1, 2026, under which Dr. Papapetropoulos will serve as the interim CEO to the Company for up to twelve months to support the execution of the Company’s contemplated strategic transaction and ensure a seamless transition. Under the terms of the Consulting Agreement, Dr. Papapetropoulos will receive consulting fees equal to $800 per hour for services up to approximately 40 hours per month for his continued services, which aggregate hours shall not exceed more than twenty percent of the total hours performed while acting as the full-time CEO of the Company. The Consulting Agreement shall automatically terminate upon the earlier of twelve months from entry or the consummation of a strategic merger, change of control, or similar transaction by the Company.

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

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low-single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000 which was recorded as revenue during the three and six months ended December 31, 2024.

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

Substantially all our direct research and development expenses during the three and six months ended December 31, 2025 and 2024 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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
•
maintenance of a continued acceptable safety profile of our products following receipt of any marketing approvals; and
•
whether and if we complete a strategic transaction, and in such event, whether a successor entity will determine to continue the clinical trial in BNC 210 for PTSD or potentially divest of this asset.

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

General and Administration Expenses

General and administrative expenses consist primarily of salaries and related benefits, travel, and stock-based compensation for personnel in executive, finance, and administrative functions. General and administrative expenses also include insurance, supplies, and professional fees for legal, consulting, accounting, and audit services.

We expect our general and administration expenses to decrease in future periods as we pause operations while engaged in a review of strategic alternatives. We will continue to incur normal costs associated with maintaining a U.S. public company including limited personnel costs and professional fees for consulting, legal, accounting, and audit services.

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

Restructuring costs

During the three months ended December 31, 2025, management committed to a plan to discontinue or pause, as the case may be, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. As part of the restructuring initiative, the Company terminated its facility leases, wrote off the remaining carrying value of the right-of-use asset, derecognized the associated operating lease liability, and terminated substantially all of its employees. A liability equivalent to the derecognized lease liability has been included in Accrued restructuring expenses (see Notes 6 and 9). The write-offs are included in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for the three and six months ended December 31, 2025

Other Income (Loss)

Other income (loss) consists of net interest income, foreign currency gains and losses, fair value adjustments, and other gains and losses.

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the six months ended December 31, 2025 and 2024, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the six months ended December 31, 2025 and 2024, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the three months ended December 31, 2025 and 2024

	Three Months Ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Revenue	$-	$662,715	$(662,715)	N/A
Research and development	(697,723)	(1,737,039)	(1,039,316)	(59.8)%
General and administrative	(2,126,918)	(2,629,187)	(502,269)	(19.1)%
Restructuring costs	(1,236,172)	—	1,236,172	N/A
Other income	5,890,111	1,771,771	4,118,340	232.4%
Income (loss) before income taxes	$1,829,298	$(1,931,740)

Revenue

Our revenue decreased during the three months ended December 31, 2025, as compared to the same period ended in 2024, as a result of the milestone payment received from the licensing agreement with Carina Biotech Pty Ltd on October 30, 2024.

Research and Development Expenses

Our research and development activities in the three months ended December 31, 2025 and 2024 were principally focused on the advancement of BNC210, however the principal driver behind the $1.0 million decrease during the three months ended December 31, 2025 was management’s commitment to a plan to discontinue and/or pause, as the case may be, its research and development activities while it seeks to identify a partner with which to execute a strategic merger for the benefit of existing shareholders of Neuphoria. The overall $1.0 million decrease was primarily attributed to decreased contract-related costs of $0.7 million, a decrease in professional fees of $0.2 million, and a decrease in headcount costs of $0.1 million.

See additional comments regarding restructuring costs (above) and Note 3 to the condensed consolidated financial statements incorporated herein.

General and Administrative Expenses

The $0.5 million decrease in general and administrative expenses during the three months ended December 31, 2025, as compared to the same period ended in 2024, was substantially due to a decrease in headcount costs.

Restructuring costs

As part of the restructuring initiative, the Company incurred employee termination costs of approximately $1.4 million, and other restructuring costs of approximately $0.4 million, inclusive of impairment of the right-of-use asset, partially offset by refundable credits on contract terminations of approximately $0.6 million.

Other Income (Loss)

The net increase in other income of $4.1 million for the three months ended December 31, 2025, as compared to the same period ending in 2024, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $4.5 million, an increase in interest income of $0.2 million, and an increase in research and development incentive awards of $0.2 million, partially offset by an increase in losses associated with foreign currency transactions of $0.8 million.

Comparison of the six months ended December 31, 2025 and 2024

	Six Months Ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Revenue	$-	$662,715	$(662,715)	N/A
Research and development	(4,483,372)	(3,637,942)	845,430	23.2%
General and administrative	(3,993,958)	(4,296,011)	(302,053)	(7.0)%
Restructuring costs	(1,236,172)	—	1,236,172	N/A
Other income (loss)	1,601,503	4,402,524	(2,801,021)	(63.6)%
Loss before income taxes	$(8,111,999)	$(2,868,714)

Revenue

Our revenue decreased during the three months ended December 31, 2025, as compared to the same period ended in 2024, as a result of the milestone payment received from the licensing agreement with Carina Biotech Pty Ltd on October 30, 2024.

Research and Development Expenses

Our research and development activities in the six months ended December 31, 2025 and 2024 were principally focused on the advancement of BNC210. The increase in the six months ended December 31, 2025 of approximately $0.8 million, as compared to the same period ended 2024, was primarily due to increased expenditures associated with the SAD Prevail clinical trial of $1.0 million, partially offset by a decrease in professional fees of $0.2 million.

During the six months ended December 31, 2025, approximately 88% of the total research and development expenses related to the advancement of our BNC210-based programs substantially all of which was attributable to SAD Prevail. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results in a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses

General and administrative expenses remained approximately the same during the six months ended December 31, 2025, as compared to the same period ended in 2024. Decreased headcount costs of $0.3 million combined with decreased insurance expenses of $0.1 million were offset by increases in professional services of $0.4 million substantially tied to the pursuit of strategic opportunities for the benefit of Company shareholders.

Restructuring costs

As part of the restructuring initiative, the Company incurred employee termination costs of approximately $1.4 million, and other restructuring costs of approximately $0.4 million, inclusive of impairment of the right-of-use asset, partially offset by refundable credits on contract terminations of approximately $0.6 million.

Other Income (Loss)

The net decrease in other income (loss) of $2.8 million for the six months ended December 31, 2025, as compared to the same period ending in 2024, was primarily due to the fair value adjustment associated with our accompanying warrant liability and contingent consideration of $2.7 million, increase in losses associated with foreign currency transactions of $0.5 million, partially offset by an increase in research and development incentive awards of $0.2 million and increases in interest income of $0.2 million.

Off-Balance Sheet Arrangements

We did not have during the six months ended December 31, 2025, nor do we currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of December 31, 2025, we had cash and cash equivalents of $22.2 million and an accumulated deficit of $186.4 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Six Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(10,230,463)	$(7,791,150)
Net cash provided by (used in) financing activities	17,915,883	(338,900)
Effect of exchange rate on changes on cash, cash equivalents, and restricted cash	275,951	(138,325)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,961,371	$(8,268,375)

Operating Activities

The net cash used in operating activities for the six months ended December 31, 2025 and 2024 was approximately $10.2 million and $7.8 million, respectively, and represents a decrease in cash used in operations of approximately $2.4 million during the six months ended December 31, 2025, as compared to the same period ending in 2024. The decrease in cash used in operations is due to an increase in net loss of $5.8 million and changes in the non-cash effect of contingent consideration liability fair value adjustments of $0.2 million, partially offset by the non-cash effect of warrant liability fair value adjustments of $2.9 million, changes in the non-cash effect of foreign currency remeasurement of $0.4 million, increased share-based compensation of $0.2 million, and changes in working capital of $0.1 million.

Investing Activities

There were no transactions categorized as investing activities during either of the six months ended December 31, 2025 and 2024.

Financing Activities

Financing activities in the six months ended December 31, 2025 represent issuance of shares, net of associated issue costs, associated with the utilization of our at-the-market ("ATM") facility.

Financing activities in the six months ended December 31, 2024 represent residual issue costs associated with the issuance of ADS shares pursuant to the ATM facility.

Funding Requirements

Following the completion of the strategic review process, should we or any successor entity determine to continue development of BNC210 in PTSD, or such other potential partnered product candidates which may come to fruition following the strategic review process that we may develop, such product candidates may never achieve commercialization and, as is customary in the biotechnology industry, we anticipate that we would continue to incur losses for the foreseeable future in relation thereto. In such event, we expect that our research and development expenses and our general and administrative expenses will continue to increase in the ordinary course of such matters. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, as well as existing and potential collaborations, licenses, and other similar arrangements. Assuming continued development of such product candidates, our primary uses of capital are, and we expect will continue to be, compensation and related expenses (including share-based compensation); costs related to third-party clinical research, non-clinical research, manufacturing, and development services; costs relating to the build-out of our headquarters and other offices; license payments or milestone obligations that may arise; legal and other regulatory expenses and general overhead costs.

Based upon the Company’s current operating plans, reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities beyond the third quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

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

Contractual Obligations

We do not have any long-term debt or capital lease obligations. We have a current operating lease obligation for our Australian office space, which was terminated and de-recognized for financial statement purposes then re-accrued as a restructuring cost, and a non-current warrant liability which commits us to issuing shares to accompanying warrant holders upon the exercise of their warrants. We also have a continuing obligation to pay the balance of severance owed to Dr. Papapetropoulos in accordance with the terms of his severance contract.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2025, and in our Quarterly Report for the three and six months ended December 31, 2025. Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities. Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

If our clinical trials fail to replicate results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from earlier preclinical studies or early-stage clinical trials of our product candidates, including positive results, may not necessarily be predictive of the results of ongoing or future clinical trials. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials.

Moreover, there is a high failure rate for drugs candidate proceeding through clinical trials and there can be no assurance that any of our clinical trials will ultimately be successful. We, and many other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier-stage development, such as the failure of our BNC210 Phase 3 clinical trial in SAD to meet its primary endpoint, and we cannot be certain that we will not face similar setbacks in the future with respect to BNC210 in PTSD.

Should we or any successor entity determine to continue the clinical trial advancement of BNC210 in PTSD, then in addition to the risk of any ongoing or planned clinical trials failing to meet primary endpoints, setbacks may also be caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials. Such failures or setbacks may have a material adverse effect on our ability to develop, obtain regulatory approval for or ultimately commercialize any of our product candidates.

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

For example, on July 18, 2025, the Company received a deficiency notification letter (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”). The Notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5620(a) (the “Listing Rule”) as a result of the Company’s failure to hold an annual general meeting of stockholders within twelve months of the end of the Company’s fiscal year ended June 30, 2024. The Listing Rule requires that a Nasdaq-listed company hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year end. Pursuant to and in response to that Notice, the Company timely submitted its plan to Nasdaq to regain compliance with the Listing Rule (the “Plan”). In response to the Company’s Plan, on September 10, 2025, Nasdaq provided the Company further notice that it has accepted our Plan and granted the Company an extension of 180 calendar days from the end of the Company’s fiscal year, or until December 29, 2025, to regain compliance with the Listing Rule. To this end, the Company timely filed a Proxy Statement with the SEC together with a notice of shareholder meeting related to the Company’s 2025 annual general shareholder meeting. The Company successfully held its 2025 annual general shareholder meeting on December 12, 2025 in satisfaction of the compliance item provided in the Notice. As a result, on December 18, 2025 the Company received a further written Notice from Nasdaq’s Staff stating that it has determined that the Company has regained compliance with the Listing Rule and this matter is now closed.

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

Our financial statements for the quarter ended December 31, 2025 were prepared assuming that we will continue as a going concern.

Our financial statements for the three and six months ended December 31, 2025 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for a period of at least twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q, and will be able to realize value for our assets, discharge our liabilities and commitments in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our board of directors are currently in the process of assessing the Company’s future prospects, strategic transaction alternatives, and screening candidate bidders following the negative clinical phase 3 trial results related to our Affirm 1 study in SAD. As a result, we may be forced to further reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings including, but not limited to, for the possibility of continuing our PTSD clinical trial program. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction in a timely manner, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, or find a suitable strategic partner or alternative strategic pathway, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In October 2025, we announced that our AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder ("SAD") did not meet its primary or secondary endpoint of change from baseline to the average of the performance phase of the public speaking challenge in Subjective Units of Distress Scale (SUDS) scores. Therefore, our management and board of directors have determined that we are discontinuing all clinical development of BNC210 in SAD, and are assessing plans relating to work on BNC210 in PTSD. Simultaneously, our board of directors has determined to commence and continue a robust review of strategic alternatives to advance its promising pipeline programs and maximize stockholder value. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. In addition, on December 2, 2025, Lynx1 Master Fund LP (“Lynx1”) revised its previous non-binding proposal to acquire all outstanding shares of the Company for $4.75 per share in cash. This revised offer, followed a previous higher non-binding proposal of $5.20 per share made on November 10, 2025, which Lynx1 withdrew on November 18, 2025. The November 10, 2025 indication of interest from Lynx1 included its intent to nominate certain individuals to stand for election to Neuphoria’s board of directors at the Company’s 2025 Annual Meeting of Stockholders (“Annual Meeting”), which was held on December 12, 2025. In relevant part, at the Annual Meeting a quorum to properly hold the meeting was met, and the stockholders voted in favor of the election of the Company’s existing Class 1 directors, Peter Miles Davies and David Wilson, by roughly a vote of 84% to 16%. The complete results of that annual stockholder meeting can be found in the Company current report on Form 8-K filed by the Company with the SEC on December 17, 2025. As previously disclosed, Neuphoria's board of directors determined that the revised bid by Lynx1 was undervalued, provided no meaningful premium to stockholders, and further determined to continue with its ongoing strategic alternatives review process.

We expect to continue to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value or that we will make any cash distributions to our shareholders.

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

Any executed strategic transaction may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, and could make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business. In addition, a potential strategic alternative may require stockholder approval and stockholder approval may not be obtained (including if any significant or activist shareholder may not vote for such transaction or it/they may attempt to actively work against the approval of such strategic or other transaction) and, therefore, we may not successfully consummate the strategic alternative.

In addition, the market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives.

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
•
additional activist investor actions that may involve additional time and capital resources to resolve; and
•
possibility of future litigation.

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

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. The amount of cash available for distribution to our stockholders will depend heavily on the timing of such dissolution and liquidation, and the amount of cash that will need to be reserved for commitments and contingent liabilities. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain key executives required to consummate such transaction, as well as resolving the continuation, amendment or termination of certain contracts involving key assets of the Company.

Our ability to consummate a strategic transaction depends upon our ability to retain key executives required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce which was completed, whereby the Company terminated all but one employee, and also terminated its facility leases, and cancelled and/or suspended all research and development activities while it seeks to identify a partner with which to execute a strategic merger for the benefit of existing shareholders of Neuphoria. The strategic review process is supported by our experience at the board of directors, executive management, and remaining support staff, as well as by the retention of outside advisors and consultants. To this end, the Company’s board of directors terminated the employment agreement of our CEO, Dr. Spyridon Papapetropoulos, M.D, effective December 31, 2025, at which time Dr. Papapetropoulos ceased to serve as the full-time President and CEO of the Company. Pursuant to the terms of this employment agreement, Dr. Papapetropoulos was entitled to severance payment in an aggregate amount equal to his annual base salary, target bonus amount, and medical insurance premiums, 50% of which was paid in calendar year 2025, and the balance of such severance to be paid in partial installments in 2026 until paid in full.

Simultaneously and in connection with the termination of the foregoing employment agreement, Dr. Papapetropoulos entered into a consulting agreement with the Company (the “Consulting Agreement”) effective January 1, 2026, under which Dr. Papapetropoulos will serve as the interim CEO to the Company for up to twelve months to support the execution of the Company’s contemplated strategic transaction and ensure a seamless transition. Under the terms of the Consulting Agreement, Dr. Papapetropoulos will receive consulting fees equal to $800 per hour for services up to approximately 40 hours per month for his continued services, which aggregate hours shall not exceed more than twenty percent of the total hours performed while acting as the full-time CEO of the Company.

Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining key personnel successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

In addition, strategic mergers and similar transaction structures often require restructuring material contracts to realize synergies or comply with the new corporate structure. If, for example, certain collaborative or development partners of the Company do not agree to an assignment, consent or such other seamless continuation of such contract in connection with a successor entity, or in the alternative, a reasonable amendment, if necessary, to such contracts, the merger or other strategic transaction's economic rationale may fail, and a transaction may not be consummated.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In November 2025, our board of directors determined to discontinue all clinical development of BNC210 in SAD and, in connection with such decision, approved and then consummated a reduction in our workforce. We incurred personnel-related restructuring charges of approximately $1.4 million related to such reduction in our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

In the past, litigation has often followed certain significant business transactions, such as the sale of a company, announcement of any other strategic transaction, or the announcement of negative events, such as negative results from additional clinical trials. These events may also result in investigations by the Securities and Exchange Commission (the “SEC”). We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1+

Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 27, 2025 (incorporated by reference to Exhibit 3.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on October 27, 2025)

4.1

Rights Agreement, dated as of October 27, 2025 between Neuphoria Therapeutics Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on October 27, 2025)

10.2

Consulting Agreement, effective January 1, 2026, between the Company and Mr. Papapetropoulos (incorporated by reference to Exhibit 10.1 to Neuphoria Therapeutics Inc.’s Current Report on Form 8-K, filed on January 7, 2026)

31.1*

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

Company

Date: February 17, 2026	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Interim Chief Executive Officer and Director

Date: February 17, 2026	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer