Form 10-Q
period 2026-03-31
Neuphoria Therapeutics Inc.
filed 2026-05-15
CIK 1191070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 14, 2026, there were 5,404,551 shares of the registrant’s common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of filing this report with the Securities and Exchange Commission (the “SEC”) and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These forward-looking statements include, without limitation, statements about the following:

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
•
our ability to continue as a going concern, including while we undertake our strategic review process;
•
our defense of any future litigation that may be initiated against us; and
•
other risks and uncertainties, including those listed under “Risk Factors.”

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,440,655	$14,210,745
Accounts receivable, non-trade	1,605,340	11,948
Restricted cash	-	77,945
Prepaid expenses	611,913	740,193
Total current assets	21,657,908	15,040,831
Property and equipment, net	-	2,771
Intangible assets, net	4,307,743	4,804,791
Operating lease right-of-use assets	-	102,612
Goodwill	8,843,549	8,638,609
Total assets	$34,809,200	$28,589,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$627,185	$1,154,369
Accrued expenses and other current liabilities	886,124	2,950,077
Operating lease liability	-	116,314
Total current liabilities	1,513,309	4,220,760
Contingent consideration	1,023,839	1,169,675
Deferred tax liability	390,733	495,113
Accompanying warrants liability	2,457,375	3,701,492
Total liabilities	5,385,256	9,587,040
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.00001 par value, 5,377,329 and 1,978,460 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	54	19
Additional paid-in capital, net of subscription receivable	218,385,436	200,194,324
Accumulated other comprehensive loss, net of tax	(2,067,368)	(2,845,066)
Accumulated deficit	(186,894,178)	(178,346,703)
Total shareholders’ equity	29,423,944	19,002,574
Total liabilities and shareholders’ equity	$34,809,200	$28,589,614

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
License revenue	$-	$15,000,000	$-	$15,662,715
Operating expenses:
Research and development	(518,168)	1,616,011	3,965,204	5,253,953
General and administrative	1,687,403	1,406,796	5,681,361	5,702,807
Restructuring costs	42,414	-	1,278,586	-
Total operating expenses	1,211,649	3,022,807	10,925,151	10,956,760
(Loss) income from operations	(1,211,649)	11,977,193	(10,925,151)	4,705,955
Other income (loss):
Interest income, net	186,171	12,741	495,478	79,452
(Loss) gain on foreign currency transactions	(291,522)	172,946	(488,916)	522,410
Research and development incentive award	341,951	(5,227)	820,910	301,006
Gain (loss) on fair value adjustments	435,193	(976,678)	1,445,824	2,703,438
Total other income (expense)	671,793	(796,218)	2,273,296	3,606,306
(Loss) income before income taxes	(539,856)	11,180,975	(8,651,855)	8,312,261
Income tax benefit	34,793	81,186	104,380	201,764
Net (loss) income	(505,063)	11,262,161	(8,547,475)	8,514,025
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation	157,897	(195,818)	777,698	(898,870)
Total other comprehensive income (loss)	157,897	(195,818)	777,698	(898,870)
Total comprehensive income (loss)	$(347,166)	$11,066,343	$(7,769,777)	$7,615,155

Net (loss) income per share - basic and diluted	$(0.09)	$6.55	$(2.11)	$5.56
Weighted-average common shares outstanding - basic and diluted	5,411,244	1,719,073	4,058,522	1,530,091

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

			Stock	Additional	Accumulated Other		Total
	Common Shares		Subscription	Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Receivable	Capital	Loss	Deficit	Equity
Balance at June 30, 2025	1,978,460	$19	$(94,685)	$200,289,009	$(2,845,066)	$(178,346,703)	$19,002,574
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.1 million	379,153	4	-	3,158,930	-	-	3,158,934
Collection of subscription receivable	-	-	94,685	-	-	-	94,685
Share-based compensation	-	-	-	111,277	-	-	111,277
Other comprehensive income	-	-	-	-	49,221	-	49,221
Net loss	-	-	-	-	-	(9,906,504)	(9,906,504)
Balance at September 30, 2025	2,357,613	$23	$-	$203,559,216	$(2,795,845)	$(188,253,207)	$12,510,187
Issuance of common stock in connection with our ATM facility, net of offering costs of $0.5 million	3,019,716	31	-	14,662,233	-	-	14,662,264
Share-based compensation	-	-	-	93,701	-	-	93,701
Other comprehensive income	-	-	-	-	570,580	-	570,580
Net income	-	-	-	-	-	1,864,092	1,864,092
Balance at December 31, 2025	5,377,329	$54	$-	$218,315,150	$(2,225,265)	$(186,389,115)	$29,700,824
Share-based compensation	-	-	-	70,286	-	-	70,286
Other comprehensive income	-	-	-	-	157,897	-	157,897
Net loss	-	-	-	-	-	(505,063)	(505,063)
Balance at March 31, 2026	5,377,329	$54	$-	$218,385,436	$(2,067,368)	$(186,894,178)	$29,423,944

Balance at June 30, 2024	1,103,954	$11	$-	$198,481,027	$(3,013,595)	$(177,977,071)	$17,490,372
Exercise of pre-funded ADS warrants	339,408	3	-	406	-	-	409
Share issue costs	-	-	-	(227,747)	-	-	(227,747)
Share-based compensation	-	-	-	26,736	-	-	26,736
Other comprehensive income	-	-	-	-	585,381	-	585,381
Net loss	-	-	-	-	-	(804,787)	(804,787)
Balance at September 30, 2024	1,443,362	$14	$-	$198,280,422	$(2,428,214)	$(178,781,858)	$17,070,364
Exercise of pre-funded ADS warrants	185,297	2	-	218	-	-	220
Share issue costs	-	-	-	(111,777)	-	-	(111,777)
Share-based compensation	-	-	-	20,970	-	-	20,970
Other comprehensive loss	-	-	-	-	(1,288,433)	-	(1,288,433)
Net loss	-	-	-	-	-	(1,943,349)	(1,943,349)
Balance at December 31, 2024	1,628,659	$16	$-	$198,189,833	$(3,716,647)	$(180,725,207)	$13,747,995
Issuance of ADS shares, net of issuance costs of $0.1 million	225,307	3	-	1,162,501	-	-	1,162,504
Share-based compensation	-	-	-	20,466	-	-	20,466
Other comprehensive loss	-	-	-	-	(195,818)	-	(195,818)
Net income	-	-	-	-	-	11,262,161	11,262,161
Balance at March 31, 2025	1,853,966	$19	$-	$199,372,800	$(3,912,465)	$(169,463,046)	$25,997,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Neuphoria Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(8,547,475)	$8,514,025
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	275,264	65,505
Depreciation and amortization expense	497,276	497,265
Non-cash rent expense	114,662	91,762
Change in fair value of accompanying warrant liability	(1,244,117)	(2,770,375)
Change in fair value of contingent consideration	(145,836)	66,937
Effect of foreign currency remeasurement	(239,759)	(633,539)
Changes in assets and liabilities:
Accounts receivable, non-trade	(1,593,392)	102,292
Prepaid expenses	128,280	437,868
Accounts payable	(527,184)	(1,498,326)
Accrued expenses and other current liabilities	(2,063,953)	(778,432)
Operating lease liabilities	(116,314)	(98,558)
Deferred tax liability	(104,380)	(201,803)
Contingent consideration	-	(133,080)
Other non-current liabilities	-	761
Net cash (used in) provided by operating activities	(13,566,928)	3,662,302
Cash flows from financing activities:
Proceeds from the sale of equity, net of issuance costs of $0.6 million	17,915,883	-
Proceeds from the sale of equity, net of issuance costs of $0.4 million	-	823,601
Net cash provided by financing activities	17,915,883	823,601
Effect of exchange rate on changes in cash, cash equivalents, and restricted cash	803,010	(53,356)
Net increase in cash, cash equivalents, and restricted cash	5,151,965	4,432,547
Cash, cash equivalents, and restricted cash, beginning of period	14,288,690	12,686,935
Cash, cash equivalents, and restricted cash, end of period	$19,440,655	$17,119,482

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$19,440,655	$17,044,750
Restricted cash	-	74,732
Total cash, cash equivalents, and restricted cash	$19,440,655	$17,119,482

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

In addition, the Company has a strategic partnership with Merck & Co., Inc. ("Merck") with two clinical candidates in early-stage clinical trials for the treatment of cognitive deficits in Alzheimer’s disease and other central nervous system conditions. The Company's pipeline also includes the α7 nicotinic acetylcholine receptor next generation and the Kv3.1/3.2 preclinical programs, both in the lead optimization development stage.

Details of the Company’s entity structure at the end of the reporting period are as follows (post-redomiciliation):

Name	Entity	Country of Incorporation
Neuphoria Therapeutics Inc.	Parent	United States
Bionomics Limited	Subsidiary	Australia
Bionomics, Inc.	Subsidiary	United States

Restructuring Costs

On October 20, 2025, the Company announced that the AFFIRM-1 Phase 3 trial of BNC210 for the acute treatment of social anxiety disorder did not meet its primary endpoint. Based on these results, the Company announced that it has discontinued the BNC210 SAD program and has paused the BNC210 PTSD program while it continues to undertake a comprehensive strategic review of its operations and portfolio. During the three and nine months ended March 31, 2026, the Company terminated all but one employee, terminated its facility leases, and cancelled or paused, as applicable, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. See Note 3 for more information.

Liquidity and Going Concern

As of March 31, 2026, the Company had working capital of $20.1 million, an accumulated deficit of $186.9 million, and cash and cash equivalents of $19.4 million. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and non-clinical testing, and commercialization of the Company’s products will require significant additional financing.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The Company incurred a net loss of $0.5 million and generated net income of $11.3 million for the three months ended March 31, 2026 and 2025, respectively, and incurred a net loss of $8.5 million and generated net income of $8.5 million for the nine months ended March 31, 2026 and 2025, respectively. The Company also had $13.6 million of cash used in operating activities during the nine months ended March 31, 2026.

Based upon the Company’s current operating plans reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its operating activities beyond the fourth quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

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

The condensed consolidated balance sheet as of June 30, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements, as of March 31, 2026 and for the three and nine months ended March 31, 2026, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the SEC on September 29, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, as necessary for the fair statement of the Company’s financial position as of March 31, 2026, results of its operations for the three and nine months ended March 31, 2026, shareholders’ equity for the three and nine months ended March 31, 2026, and cash flows for the nine months ended March 31, 2026, have been made. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2026.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended March 31, 2026, as compared to those identified in the fiscal year 2025 Annual Report on Form 10-K.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

Note 3. Restructuring Costs

In October 2025, Management committed to a plan to discontinue or pause, with respect to BNC210 in SAD and PTSD, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. As part of the restructuring initiative, the Company terminated its facility leases, wrote off the remaining carrying value of the right-of-use asset, derecognized the associated operating lease liability, and terminated substantially all of its employees. A liability equivalent to the derecognized lease liability has been included in Accrued restructuring expenses (see Notes 6 and 9). The write-offs are included in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended March 31, 2026.

Included in total restructuring costs are the following expenses:

	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
Employee termination costs	$-	$1,411,955
Impairment of right-of-use asset	-	47,608
Other restructuring costs	42,414	437,994
Refundable credits on contract terminations	-	(618,971)
Total restructuring costs	$42,414	$1,278,586

Restructuring reserves included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet are as follows:

Restructuring Costs
Restructuring liability at September 30, 2025	$-
Restructuring costs	1,236,172
Restructuring payments	(973,326)
Restructuring liability at December 31, 2025	262,846
Restructuring costs	42,414
Restructuring payments	(115,664)
Restructuring liability at March 31, 2026	$189,596

Note 4. Fair Value Measurement

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The following tables set forth the fair value of the Company’s liabilities at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,023,839	$1,023,839
Accompanying warrants liability	-	-	2,457,375	2,457,375
Total liabilities measured at fair value	$-	$-	$3,481,214	$3,481,214

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$1,169,675	$1,169,675
Accompanying warrants liability	-	-	3,701,492	3,701,492
Total liabilities measured at fair value	$-	$-	$4,871,167	$4,871,167

The Company has no financial assets that are measured at fair value. The liabilities measured at fair value at March 31, 2026 and June 30, 2025 are contingent consideration and the accompanying warrant liability. The value of financial assets and other financial liabilities approximate their fair value.

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

The following table summarizes changes in the fair value of the contingent consideration and the accompanying warrants liability, for which each fair value was determined by Level 3 inputs:

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2025	$1,169,675	$3,701,492
Change in fair value, net of foreign currency effect	(145,836)	(1,244,117)
Balance at March 31, 2026	$1,023,839	$2,457,375

	Contingent Consideration in a Business Combination	Freestanding Financial Instruments Accompanying Warrants Liability
Balance at June 30, 2024	$587,762	$4,657,832
Payment of milestone obligation to Eclipse	(133,080)	-
Change in fair value, net of foreign currency effect	37,103	(2,770,375)
Balance at March 31, 2025	$491,785	$1,887,457

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the periods presented.

Note 5. Accounts Receivable, Non-trade

Accounts receivable, non-trade consist of the following:

	March 31,	June 30,
	2026	2025
Refundable credits on contract terminations (see Note 3)	$791,477	$-
Research and development incentives receivable	807,945	-
Interest receivable	2,620	237
GST receivables	3,298	11,711
Total accounts receivable, non-trade	$1,605,340	$11,948

Note 6. Leases

In June 2021, the Company entered into a 5-year lease agreement (the “Greenhill Lease”) for its Australian facility located in Dulwich, South Australia. The lease expires according to its terms in May 2026.

The Company accounts for its leases under ASC 842, Leases ("ASC 842"), recognizing right-of-use ("ROU") assets and corresponding lease liabilities for operating leases on the condensed consolidated balance sheet. The ROU asset is initially measured based on the present value of future lease payments and subsequently amortized over the lease term.

In October 2025, the Company committed to a plan to exit its Australian facility as part of a restructuring plan as approved by the Company's board of directors (see Note 1 and Note 3). The leased facility ceased being used for any business purpose; the Company has not, nor does not intend to sublease the space. Accordingly, under ASC 360, Property, Plant, and Equipment, and ASC 842, the carrying value of the associated right-of-use asset was evaluated for abandonment, and the remaining carrying amount of less than $0.1 million was derecognized. The lease liability of approximately $0.1 million was also derecognized.

The resulting write-off of the right-of-use asset is recorded in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for the nine months ended March 31, 2026.

Variable lease expense for the premises primarily consisted of common area maintenance and other operating costs.

The following table summarizes the Company’s recognition of the Greenhill Lease including the remaining lease payments through the end of the expected lease term, all of which are reflected in accrued restructuring expenses at March 31, 2026 (see Note 9):

March 31,
2026
Remainder of fiscal year 2026	$21,061
Less: derecognized lease liability included in accrued restructuring expenses	(21,061)
Present value of lease liability	$-

The discount rate associated with the Company’s operating lease was 3.5% and the weighted average remaining lease term for the remaining lease payments was approximately 0.2 years at March 31, 2026.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and other comprehensive income (loss) prior to the above-referenced restructuring event:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease costs
Research and development	$-	$15,868	$28,749	$44,148
General and administrative	-	15,921	36,536	49,727
Total	$-	$31,789	$65,285	$93,875

Note 7. Goodwill

The following table summarizes changes in the carrying value of goodwill for the nine months ended March 31, 2026 and 2025:

Carrying amount at June 30, 2025	$8,638,609
Foreign currency exchange differences	204,940
Carrying amount at March 31, 2026	$8,843,549

Carrying amount at June 30, 2024	$8,690,018
Foreign currency exchange differences	(238,980)
Carrying amount at March 31, 2025	$8,451,038

The Company reviews goodwill for impairment at the reporting unit on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. The reporting unit has been identified as the drug development business unit.

As a result of the Company’s restructuring during the three months ended December 31, 2025, the Company engaged a qualified third-party valuation expert to perform an Appraisal Engagement which concluded the fair value of goodwill and the Company's equity exceeded the carrying value by an amount in excess of $15 million on that date.

At March 31, 2026, Management performed a qualitative assessment of factors that existed on that date. After considering a number of factors, including but not limited to the following, Management did not identify any indicators of potential impairment and concluded a refreshed quantitative analysis was not required:

•
No changes in economic factors affecting the value of the Company, macro or otherwise, were identified;
•
The closing prices of the Company’s common shares remained stable throughout the period commencing with the announcement of the Company’s restructuring in October 2025 through March 31, 2026 while also remaining comparable to peers and the NASDAQ in general; and
•
There were no other changes identified to specific assets or liabilities maintained by the Company that would indicate any degradation in the value of the Company’s goodwill or any other assets.

Note 8. Intangible Assets

Intellectual Property

The acquired intellectual property relates to cancer stem cell technology and is carried at its cost on the date of acquisition, less accumulated amortization and impairment charges. There was no impairment identified by the Company at March 31, 2026.

Cancer Stem Cell Technology
Carrying amount at June 30, 2025	$4,804,791
Amortization expense	(497,048)
Carrying amount at March 31, 2026	$4,307,743

Carrying amount at June 30, 2024	$5,467,522
Amortization expense	(497,048)
Carrying amount at March 31, 2025	$4,970,474

Acquired intellectual property with a finite life is recognized as an asset at cost and amortized on a straight-line basis over its estimated useful life of 20 years. There is currently no internally generated intellectual property that has been capitalized.

The Company concluded an interim quantitative assessment was not required with respect to the financial reporting period ended March 31, 2026 as no events occurred or circumstances changed that would more likely than not reduce the fair value of the acquired intellectual property below its carrying amount.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	June 30,
	2026	2025
Research and development expenses	$482,039	$1,656,280
Accrued restructuring expenses	189,596	-
Salary and benefits	10,598	794,836
Professional and consulting fees	-	152,306
Insurance	-	278,149
EDA Loan	34,225	32,750
Other	169,666	35,756
Total accrued expenses and other current liabilities	$886,124	$2,950,077

Note 10. Share Based Compensation

In December 2024, Neuphoria adopted its 2024 Equity Incentive Plan (“2024 Plan”). The maximum number of shares of common stock of the Company that are available for issuance under the 2024 Plan is 1,000,000 shares. The structure of equity awards is under the active review of the Compensation Committee to ensure it meets good corporate practice for a company of our size, nature, and company lifecycle. The Committee may, from time to time, grant options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance awards to one or more eligible persons. At March 31, 2026, there were 807,178 shares available for grant under the 2024 Plan.

The following table summarizes employee and non-employee share option activity for the nine months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)
Outstanding as of June 30, 2025	91,211	$88.79	6.15	$-
Granted	51,839	$8.27	9.91	$-
Lapsed	(6,023)	$18.85	-	$-
Outstanding as of September 30, 2025	137,027	$61.41	7.67	$-
Lapsed	(257)	$347.27	-	$-
Outstanding as of December 31, 2025	136,770	$61.41	7.67	$-
Lapsed	(20,547)	$8.12	-	$-
Outstanding as of March 31, 2026	116,223	$70.18	6.82	$-
Options exercisable as of March 31, 2026	77,285	$100.38	5.68	$-
(1)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2026 of $4.07 and the per share exercise price of the underlying options.

As of March 31, 2026, there was approximately $0.3 million of unrecognized compensation cost related to unvested employee share option awards outstanding, which is expected to be recognized as expense over a weighted average period of 1.37 years.

In determining the fair value of the share-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The weighted average grant date fair value of options granted during the nine months ended March 31, 2026 was approximately $7.88 per share. There were no stock options granted during the three months ended March 31, 2026 or during the nine months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized total share-based compensation expense of less than $0.1 million during each period, respectively.

During the nine months ended March 31, 2026 and 2025, the Company recognized total share-based compensation expense of approximately $0.2 million and less than $0.1 million, respectively.

Substantially all the share-based compensation expense was recorded as general and administrative expense in each period.

Restricted Stock Units ("RSUs")

Terms of RSU agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2024 Plan. RSUs granted by the Company vest according to the terms of the underlying grant agreement and are awarded at the closing stock share price on the date of grant. In the event the recipient's employment with the Company terminates, any unvested underlying shares are forfeited and revert to the 2024 Plan. RSUs are not included in issued and outstanding common stock until vested. There were 13,476 RSUs fully vested and unreleased at March 31, 2026.

On January 20, 2026, the Board of Directors granted to its non-executive members a total of 42,684 RSUs with an intrinsic value of $4.03 per share. The RSUs fully vest the day prior to the next annual shareholder meeting, or the effective date of a change in control of the Company, whichever occurs earlier.

The Company recognized approximately $0.2 million of stock-based compensation expense associated with RSUs for the nine months ended March 31, 2026. As of March 31, 2026, the unvested RSUs had an aggregate intrinsic value of approximately $0.2 million.

Note 11. Warrants

The classification, expiration date, and exercise price of individual warrants at March 31, 2026 are as follows:

	Number of Warrants Outstanding	Exercise Price	Expiration Date	Classification
2024 accompanying warrants	1,054,381	$11.88	June 2029	Liability

1,054,381 warrants were exercisable at March 31, 2026 and remain exercisable until June 2, 2029 unless exercised earlier. There were no exercises, cancellations, or expirations of warrants during the nine months ended March 31, 2026.

The weighted average remaining contractual life of the accompanying warrants outstanding at March 31, 2026 is 3.18 years.

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

Our Certificate of Incorporation authorizes our board of directors to establish the number of shares to be included in each series of preferred stock, and to fix the designation, powers, preferences, relative participation, optional or other rights, and the qualifications, limitations or restrictions, of the shares of each series of preferred stock. Our board of directors is also able to increase or decrease the number of authorized shares of any series of preferred stock (but not below the number of shares of that series of preferred stock then outstanding) without any further vote or action by the stockholders. No shares of preferred stock are issued or outstanding as of March 31, 2026.

Shareholder Rights Agreement

On October 25, 2025, the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no triggering events under the Shareholders Rights Plan during the nine months ended March 31, 2026.

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

Note 13. Income Taxes

For interim financial reporting, the Company estimates its annual effective tax rate based on the projected income for its entire fiscal year and records a provision or benefit for income taxes on a quarterly basis based on the estimated annual effective income tax rate. The Company recognized a tax benefit of $34,793, or 6.4%, and $81,186, or 0.7%, for the three months ended March 31, 2026 and 2025, respectively. The Company recognized a tax benefit of $104,380, or 1.2%, and $201,764, or 2.4%, for the nine months ended March 31, 2026 and 2025, respectively.

Note 14. Net Income (Loss) per Share

The following potential shares of common stock are anti-dilutive and are therefore excluded from the weighted average number of shares of common stock for the purposes of diluted net (loss) income per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Options to purchase common stock	116,223	50,854	116,223	50,854
Warrants to purchase common stock	1,054,381	1,054,381	1,054,381	1,054,381

Note 15. Related Party Transactions

Share Options Issued to Directors and Other Key Management Personnel

During the nine months ended March 31, 2026, 34,559 stock options were granted to Dr. Spyros Papapetropoulos, Interim CEO.

Danforth Advisors

In July 2021, we entered into a consulting agreement with Danforth Advisors LLC (“Danforth”) to provide consulting services to the Company. The Danforth agreement was amended in May 2023, and further amended in August 2023. Pursuant to the agreement, Danforth provides us with the Chief Financial Officer services of Mr. Cunningham in exchange for fees payable to Danforth, as well as Finance and Accounting services by other members of Danforth. The Danforth agreement will continue until such time as either party to it has given notice of termination, pursuant thereto, with cause upon 30 days prior written notice or without cause upon 60 days prior written notice. During the three months ended March 31, 2026 and 2025, Danforth Advisors invoiced the Company $172,375 and $203,986, respectively. During the nine months ended March 31, 2026 and 2025, Danforth Advisors invoiced the Company $663,650 and $531,544, respectively. We believe that this agreement is on an arms-length basis.

WG Partners LLP

In December 2023, we entered into an engagement letter with WG Partners LLP to provide financial advisory services to the Company. David Wilson, a director of the Company, is the Chairman and Chief Executive Officer of WG Partners. Under the existing agreement, the Company agreed to pay to WG Partners a monthly fee of $15,000 and applicable commissions, if any, which are subject to conditions and further addendum; however, no such commissions were earned, invoiced or paid during each of the three and nine months ended March 31, 2026 and 2025 under the terms of this agreement. On January 20, 2026, in connection with the Company’s previously announced initiation of a strategic evaluation process in October 2025, the Company and WG Partners entered into an amendment to the agreement to reflect WG Partners' continued services on behalf of the Company, alongside H.C. Wainwright & Co., the Company’s lead strategic alternative transaction advisor, to assist and advise the Company in its consideration of a potential merger and acquisition, or such other strategic transaction, as the case may be. In this regard, WG Partners has extended the strategic partner outreach to territories outside of the U.S. Pursuant to the 2026 amendment, WG Partners is entitled to receive the following compensation: (i) an increase in its monthly fee from $15,000 to $20,000, plus VAT where applicable, (ii) a one-time retainer of $100,000, plus VAT where applicable, which payment was made upon entry into such 2026 amendment; and (iii) a strategic transaction success fee of $350,000, plus VAT where applicable, payable on the completion of a potential merger and acquisition transaction, if any. The agreement will continue until such time as a party gives 30 days prior written notice of termination to the other party. During the three months ended March 31, 2026 and 2025, WG Partners invoiced the Company for monthly stipend fees of $176,504 and $59,841, respectively. During the nine months ended March 31, 2026 and 2025, WG Partners invoiced the Company for monthly stipend fees of $263,108 and $79,206, respectively. We believe that this agreement, as amended, was negotiated and entered into on an arms-length basis.

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

Due to changes in the projected inputs associated with the timing and quantum of expected cash outflows, which are in U.S. dollars, the liability decreased by approximately $0.1 million during the nine months ended March 31, 2026 and increased by an immaterial amount during the nine months ended March 31, 2025 (see Note 4). Inputs used are based on the anticipated amounts and timing of potential milestone and royalty payments from the licensing agreement with Carina Biotech Pty Ltd (“Carina”).

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

Severance Obligation

The Company has a remaining liability in relation to the severance agreement with Dr. Spyros Papapetropoulos for severance pay of approximately $0.2 million at March 31, 2026 and has included said amount in the Restructuring liability.

Note 18. Subsequent Events

The Company has evaluated subsequent events through May 15, 2026 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements which significantly affect or may significantly affect the results of the operations of the Company.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2026, our operations have been financed primarily by aggregate net proceeds of $211.0 million from the sale and issuances of our equity, $29.2 million in the form of an upfront payment, research funding, and development milestone payments from the 2014 Merck Collaboration and License Agreement (the "Merck Agreement") and the Carina Biotech License, and $67.9 million from Australian research and development credits and government grants and assistance.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our trade and other payables. We expect to continue to incur net losses for the foreseeable future.

Since inception, we have had significant operating losses and have an accumulated deficit of $186.9 million at March 31, 2026. The Company incurred a net loss of $0.5 million and earned net income of $11.3 million for the three months ended March 31, 2026 and 2025, respectively, and incurred a net loss of $8.5 million and earned net income of $8.5 million for the nine months ended March 31, 2026 and 2025, respectively. The Company also had $13.6 million of cash used in operating activities during the nine months ended March 31, 2026. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the year ending June 30, 2026.

Based upon the Company’s current operating plans, reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its operating activities beyond the fourth quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve month period from the date these financial statements are issued.

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

Shareholder Rights Plan

On October 25, 2025, the Board of Directors (the “Board”) of Neuphoria Therapeutics Inc. declared a dividend of one right (“Right”) to purchase one-thousandth of one share of the Company’s newly designated Series A Preferred Stock, par value $0.00001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”), for each outstanding share of common stock, par value $0.00001 per share, of the Company to the stockholders of record as of the close of business on October 27, 2025 (the “Record Date”). The Company also adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, as set forth in the Rights Agreement, dated as of October 27, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agent currently serves as the Company’s transfer agent with respect to the Company Common Stock and also has been appointed transfer agent with respect to the Preferred Shares, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement. The Rights will expire on October 27, 2026, unless the rights are earlier redeemed, extended, or exchanged by the Company. The Company does not have any obligation under the Rights Agreement to seek stockholder approval for the Rights Plan. In connection with the Rights Plan, the Company also filed a Certificate of Designation with the Secretary of State of the State of Delaware on October 27, 2025 with respect to the Series A Preferred Stock shares issuable under the Rights Plan. Per the terms of the Rights Plan, the purchase price for each 1/1000th of a Preferred Share pursuant to the exercise of a Right shall initially be $85.00. There were no triggering events under the Shareholders Rights Plan as of May 14, 2026.

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

Strategic Review

On November 11, 2025, and as previously indicated by the Company via prior press releases and SEC filings, the Company’s Board of Directors announced the initiation of a review of strategic alternatives to advance its promising pipeline programs and maximize stockholder value, pursuant to which the Company had engaged H.C. Wainwright & Co. to serve as its lead financial advisor to assist in this process. See also Note 15 related to the January 2026 expanded engagement of WG Partners in connection with this strategic evaluation process. Strategic alternatives under consideration may include, but are not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

Neuphoria cannot provide a definitive timeline for the consummation of strategic alternatives and cannot confirm that the process will result in any strategic alternative being announced or consummated. In addition, as previously disclosed in our periodic report and other SEC filings, on December 2, 2025, Lynx1 Master Fund LP (“Lynx1”) had made a non-binding proposal to acquire all outstanding shares of the Company for $4.75 per share, revised lower from its November 10, 2025 offer of $5.20 per share, in each case in cash. This revised offer from Lynx1 included its intent to nominate certain individuals to stand for election to Neuphoria’s board of directors at the Company’s 2025 Annual Meeting of Stockholders (“Annual Meeting”), which was held on December 12, 2025. In relevant part, the stockholders voted in favor of the election of the Company’s existing Class 1 directors, Peter Miles Davies and David Wilson, by a vote of approximately 84% to 16%. The complete results of that annual stockholder meeting can be found in the Company current report on Form 8-K filed by the Company with the SEC on December 17, 2025. As previously disclosed, Neuphoria's board of directors determined that the revised bid by Lynx1 was undervalued, provided no meaningful premium to stockholders, and further determined to continue with its ongoing strategic alternatives review process.

Recent Developments

CEO Employment Agreement Termination and Entry into Consulting Agreement

On December 16, 2022, the Company had appointed Spyridon Papapetropoulos, M.D. as President and Chief Executive Officer (“CEO”) pursuant to the terms of that certain Employment Agreement effective January 5, 2023 (“Employment Agreement”), and as a director to the Company’s board.

Effective December 31, 2025, due to company-wide cost-cutting measures, Dr. Papapetropoulos ceased to serve as the full-time President and CEO of the Company and his Employment Agreement terminated on such date; however, Dr. Papapetropoulos will remain as a member of the Company’s Board of Directors. Pursuant to the terms of the Employment Agreement, Dr. Papapetropoulos is entitled to a severance payment in an aggregate amount equal to his annual base salary, target bonus amount, and medical insurance premiums, 50% of which was paid in calendar year 2025. Of the remaining balance of such severance, approximately 30% was paid during the three months ended March 31, 2026 with the balance to be paid in partial installments over the remainder of calendar year 2026, subject to and in accordance with the Company’s regular payroll, withholding practices, and applicable law.

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

In September 2014, we entered the 2014 Merck Research Collaboration and License Agreement to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Pursuant to the Merck Agreement, we received upfront payments totaling $17 million, another $10 million in February 2017 when the first compound from the collaboration entered Phase 1 clinical trials, and another $15 million in March 2025 upon the first dosing of a patient in a phase II clinical trial. We are also eligible to receive up to an aggregate of $450 million in milestone payments comprised of $275 million for the achievement of certain development milestones and $175 million in potential commercial milestones.

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

In November 2020, we entered into an IP license agreement (the “Carina Biotech License”) with Carina Biotech ("Carina"). Pursuant to the Carina Biotech License, we are eligible to receive approximately $3 million in certain development, regulatory milestone payments if Carina Biotech advances the development of the therapy to a Phase 3 trial. Carina Biotech is also obligated to pay us royalties on its net sales of licensed products, on a country-by-country and product-by-product basis, ranging from the low-single digits to the mid-single digits, subject to certain specified deductions. Royalties are payable until the later of expiration of all licensed patents covering the licensed products, or expiration of all data exclusivity with respect to the licensed product. If Carina Biotech enters into one or more sublicensing agreements relating to the licensed product, we are eligible to receive a percentage of sublicensing revenues. On October 30, 2024, Carina made a milestone payment to the Company in the gross amount of A$1,000,000 which was recorded as revenue during the nine months ended March 31, 2025. No further payments have been received from Carina since October 30, 2024.

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

Substantially all our direct research and development expenses during the three and nine months ended March 31, 2026 and 2025 were on BNC210 and consisted primarily of external costs, such as consultants, CMOs that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials including fees paid to CMOs, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials. We deploy our personnel resources across all our research and development activities.

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
•
successful completion of clinical trials for BNC210 and any future product candidates;
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

Research and development activities historically accounted for a significant portion of our operating expenses. We expect our research and development expenses to increase substantially for the foreseeable future under the presumption that we continue to implement our business strategy, which includes advancing BNC210 through clinical development and other product candidates into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. The process of conducting the necessary clinical development to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

General and Administration Expenses

General and administrative expenses consist primarily of salaries and related benefits, travel, and share-based compensation for personnel in executive, finance, and administrative functions. General and administrative expenses also include insurance, supplies, and professional fees for legal, consulting, accounting, and audit services.

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

Restructuring costs

In October 2025, management committed to a plan to discontinue or pause, in regard to BNC210 in SAD and PTSD, its research and development activities while it seeks to identify a partner with which to execute a strategic merger and/or such other transaction(s), if any, for the benefit of existing shareholders of Neuphoria. As part of the restructuring initiative, the Company terminated its facility leases, wrote off the remaining carrying value of the right-of-use asset, derecognized the associated operating lease liability, and terminated substantially all of its employees. A liability equivalent to the derecognized lease liability has been included in Accrued restructuring expenses (see Notes 6 and 9 to the condensed consolidated financial statements). The write-offs are included in Restructuring costs in the condensed consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended March 31, 2026.

Other Income (Loss)

Other income (loss) consists of net interest income, foreign currency transaction gains and losses, fair value adjustments, research and development incentive awards, and other gains and losses.

Foreign Currency Exchange

Our financial results are reported in U.S. dollars. A substantial portion of our operating expenses and other income are denominated in the Australian dollar. During the nine months ended March 31, 2026 and 2025, we managed our exchange rate exposure principally by maintaining foreign currency cash accounts and managing our payments from the most appropriate accounts. From time to time, we may additionally use forward exchange contracts in an effort to manage certain foreign exchange rate exposures when appropriate. There were no foreign exchange contracts used during the nine months ended March 31, 2026 and 2025, respectively. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Revenue	$-	$15,000,000	$(15,000,000)	N/A
Research and development	518,168	(1,616,011)	(2,134,179)	(132.1)%
General and administrative	(1,687,403)	(1,406,796)	280,607	19.9%
Restructuring costs	(42,414)	-	42,414	N/A
Other income (expense)	671,793	(796,218)	1,468,011	184.4%
Income (loss) before income taxes	$(539,856)	$11,180,975

Revenue

Our revenue decreased during the three months ended March 31, 2026, as compared to the same period ended in 2025, as a result of the milestone payment received from the Merck Agreement in March 2025.

Research and Development Expenses

As a direct result of management's plan to discontinue or pause all research and development activities, the Company did not incur any incremental research and development expenses during the three months ended March 31, 2026, including any related to non-BNC210 product candidates. The negative expense during the period then ended was the result of downward revisions to estimates associated with trailing costs for the closeout of the SAD Prevail clinical trial and other costs associated with pausing all BNC210 activities.

There were no research and development activities being run directly by the Company for any non-BNC210 related product candidates during the three months ended March 31, 2026; however, as previously disclosed in our annual report for the year ended June 30, 2025 and in our periodic reports subsequent thereto, in November 2020, we out-licensed BNC101 to Carina Biotech, and while we believe R&D activities are ongoing under the Carina Biotech license, we have neither direct control over the clinical research or development of this product, nor immediate knowledge of any such research and development activities completed during the three months ended March 31, 2026. In addition, as also previously disclosed in our annual report for the year ended June 30, 2025 and in our periodic reports subsequent thereto, in 2014, we entered into a research collaboration and license agreement with Merck to develop compounds targeting cognitive dysfunction associated with Alzheimer’s disease and other central nervous system conditions. Under the 2014 Merck License Agreement, Merck is responsible for using commercially reasonable efforts to develop, file for marketing authorization for and, following receipt thereof, to commercialize at least one product thereunder; therefore, while we believe research and development activities are ongoing thereunder, we have no immediate knowledge of such activities completed during the three months ended March 31, 2026, other than what has previously been reported.

General and Administrative Expenses

The $0.3 million increase in general and administrative expenses during the three months ended March 31, 2026, as compared to the same period ended in 2025, was substantially due to increases in professional services of $0.5 million combined with $0.1 million in amortization expense previously recorded as part of research and development, partially offset by a decrease in headcount costs of $0.2 million and decreases in office expenses and other fees of $0.1 million related to the previously announced entity restructuring.

Other Income (Loss)

The net increase in other income of $1.5 million for the three months ended March 31, 2026, as compared to the same period ending in 2025, was primarily due to the fair value adjustment associated with our accompanying warrant liability of $1.4 million, an increase in interest income of $0.2 million, and an increase in research and development incentive awards of $0.3 million, partially offset by an increase in losses associated with foreign currency transactions of $0.4 million.

Comparison of the nine months ended March 31, 2026 and 2025

	Nine Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Revenue	$-	$15,662,715	$(15,662,715)	N/A
Research and development	(3,965,204)	(5,253,953)	(1,288,749)	(24.5)%
General and administrative	(5,681,361)	(5,702,807)	(21,446)	(0.4)%
Restructuring costs	(1,278,586)	-	1,278,586	N/A
Other income	2,273,296	3,606,306	(1,333,010)	(37.0)%
Income (loss) before income taxes	$(8,651,855)	$8,312,261

Revenue

Our revenue decreased during the nine months ended March 31, 2026, as compared to the same period ended in 2025, as a result of the milestone payment of $15 million received from the Merck Agreement in March 2025 and approximately $0.7 million received from the licensing agreement with Carina Biotech Pty Ltd in October 2024.

Research and Development Expenses

Our research and development activities during the six months ended December 31, 2025 and during the full nine months ended March 31, 2025, were primarily focused on the advancement of BNC210. As a direct result of management's October 2025 plan to discontinue or pause all research and development activities, the Company did not incur any incremental research and development expenses during the three months ended March 31, 2026, including any costs related to non-BNC210 product candidates. The negative expense of approximately $0.5 million during the three months ended March 31, 2026, as included in the research and development costs for the nine months ended March 31, 2026, were the result of downward revisions to estimates associated with trailing costs for the closeout of the SAD Prevail clinical trial and other costs associated with pausing all BNC210 activities. As a result, the nine months ended March 31, 2026 and 2025 are substantially uncomparable.

General and Administrative Expenses

General and administrative expenses remained flat during the nine months ended March 31, 2026, as compared to the same period ended in 2025. Increased professional fees and costs of pursuing strategic opportunities for the benefit of Company shareholders of approximately $0.6 million combined with $0.1 million in amortization expense previously recorded as part of research and development was offset by decreased headcount costs of $0.5 million, decreased office expense of $0.1 million, and decreased insurance expenses of $0.1 million.

Restructuring costs

As part of the restructuring initiative, the Company incurred employee termination costs of approximately $1.4 million, and other restructuring costs of approximately $0.4 million, inclusive of impairment of the right-of-use asset, partially offset by refundable credits on contract terminations of approximately $0.6 million.

Other Income (Loss)

The net decrease in other income of $1.3 million for the nine months ended March 31, 2026, as compared to the same period ending in 2025, was primarily due to the fair value adjustment associated with our accompanying warrant liability and contingent consideration of $1.2 million, combined with an increase in losses associated with foreign currency transactions of $1.0 million, partially offset by an increase in research and development incentive awards of $0.5 million and increases in interest income of $0.4 million.

Off-Balance Sheet Arrangements

We did not have during the nine months ended March 31, 2026, nor do we currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur net losses for the next several years. As of March 31, 2026, we had cash and cash equivalents of $19.4 million and an accumulated deficit of $186.9 million.

The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(13,566,928)	$3,662,302
Net cash provided by financing activities	17,915,883	823,601
Effect of exchange rate on changes in cash, cash equivalents, and restricted cash	803,010	(53,356)
Net increase in cash, cash equivalents, and restricted cash	$5,151,965	$4,432,547

Operating Activities

The net cash used in operating activities for the nine months ended March 31, 2026 was approximately $13.6 million as compared to net cash provided by operations for the nine months ended March 31, 2025 of $3.7 million The increase in cash used in operations of approximately $17.2 million is due to an increase in net loss of approximately $17.1 million, changes in the non-cash effect of contingent consideration liability fair value adjustments of $0.2 million, and changes in working capital of $2.0 million, partially offset by the non-cash effect of warrant liability fair value adjustments of $1.5 million, changes in the non-cash effect of foreign currency remeasurement of $0.4 million, and increased share-based compensation of $0.2 million.

Investing Activities

There were no transactions categorized as investing activities during either of the nine months ended March 31, 2026 and 2025.

Financing Activities

Financing activities in the nine months ended March 31, 2026 and 2025 represent issuance of shares, net of associated issue costs, associated with the utilization of our at-the-market ("ATM") facility.

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

Based upon the Company’s current operating plans, reflective of recent cost curtailments, the Company believes that its existing cash and cash equivalents will be sufficient to continue funding its development activities beyond the fourth quarter of fiscal year 2027, which is more than twelve months from the date these condensed consolidated financial statements are issued. Consequently, management has determined there is no substantial doubt regarding the Company's ability to continue as a going concern for the twelve-month period from the date these financial statements are issued.

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

Contractual Obligations

We do not have any long-term debt or capital lease obligations. We have a current operating lease obligation for our Australian office space, which expires according to its terms in May 2026 and which has been de-recognized for financial statement purposes then re-accrued as a restructuring cost. In addition, we have a warrant liability which commits us to issuing shares to accompanying warrant holders upon the exercise of their warrant or, in the event of a change in control, to repurchase the warrant from the Holder with an amount of cash equal to the Black Scholes Value of the remaining unexercised warrant on the date of the consummation of the change in control transaction. We also have a continuing obligation to pay the balance of severance owed to Dr. Papapetropoulos in accordance with the terms of his severance contract the balance of which approximates $0.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Disclosure Committee and management, including our interim Chief Executive Officer and Principal Financial and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our interim Chief Executive Officer and our Principal Financial and Accounting Officer), as of the end of the period covered by this report, our interim Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims that we consider to be arising from the ordinary course of our business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025 and our subsequent periodic reports on Form 10-Q, each filed with the SEC, which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in our Form 10-K or our subsequent periodic reports on Form 10-Q filed with the SEC, other than as set forth below.

Our financial statements for the quarter ended March 31, 2026 were prepared assuming that we will continue as a going concern.

Our financial statements for the three and nine months ended March 31, 2026 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for a period of at least twelve months from the issuance of the financial statements in this Quarterly Report on Form 10-Q, and will be able to realize value for our assets, discharge our liabilities and commitments in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our board of directors are currently in the process of assessing the Company’s future prospects and strategic transaction alternatives following the negative clinical Phase 3 trial results related to our AFFIRM-1 study in SAD. As a result, we may be forced to further reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings including, but not limited to, for the possibility of continuing our PTSD clinical trial program or other working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction in a timely manner, we may be unable to continue to fund our operations, develop our product candidates, or realize value from our assets and discharge our liabilities in the normal course of business. If we cannot raise sufficient funds, or find a suitable strategic partner or alternative strategic pathway, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

Company

Date: May 15, 2026	By:	/s/ Spyridon Papapetropoulos
Spyridon Papapetropoulos
Interim Chief Executive Officer and Director

Date: May 15, 2026	By:	/s/ Tim Cunningham
Tim Cunningham
Chief Financial Officer